Form 10-Q
period 2016-05-31
Fellazo Corp
filed 2016-07-05
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-208237

FELLAZO CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3990 (Primary Standard Industrial Classification Code Number)	30-0840869 I.R.S. Employer Identification Number

Str. Malina-Mica, nr 68/11-419,
Chisinau, Republic of Moldova, 2025
Tel. (415) 325-21-51
Email: fellazocorp@gmail.com
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark wheth9er the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of May 31, 2016 there were 4,885,000 shares outstanding of the registrant’s common stock.

FELLAZO CORP.

BALANCE SHEETS

 (UNAUDITED)

ASSETS	May 31, 2016	August 31, 2015
Current Assets
Cash	$3,506	$2,284
Inventory	1,913	1,930
Prepaid Rent	2,080	520
Total Current Assets	$7,499	$4,734

Fixed Assets
Equipment, net of accumulated depreciation of $440	7,363	2,595
Total Fixed Assets	$7,363	$2,595

Total Assets	$14,862	$7,329

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accrued expenses	1,000	5,000
Loans from director	8,024	4,129
Total Current Liabilities	$9,024	$9,129

Total Liabilities	$9,024	$9,129

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,885,000 and 3,000,000 shares issued and outstanding as of May 31, 2016 and August 31, 2015	4,885	3,000
Additional Paid In Capital	16,896	-
Accumulated deficit	(15,943)	(4,800)
Total Stockholders’ Equity (Deficit)	$5,838	$(1,800)

Total Liabilities and Stockholders’ Equity (Deficit)	$14,862	$7,329

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2016, 2015

(UNAUDITED)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015

REVENUES	$1,000	-	6,370	-
Cost of Goods Sold	205	-	1,280	-
Gross Profit	795	-	5,090	-

OPERATING EXPENSES:
General and Administrative Expenses	9,149	11	16,232	11
TOTAL OPERATING EXPENSES	(9,149)	(11)	(16,232)	(11)

NET LOSS BEFORE PROVISION FOR INCOME TAX	(8,354)	(11)	(11,142)	(11)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,354)	(11)	(11,142)	(11)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	-	(0.00)	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,023,587	-	3,343,686	-

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,142)	$(11)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	396	-
Changes in operating assets and liabilities:
Inventory	16	-
Prepaid expenses	(1,560)	-
Accrued expenses	(4,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,290)	(11)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(5,164)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,164)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	18,781 3,895	- 100
Proceeds of Loan from director
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	22,676	100

INCREASE IN CASH	1,222	89

Cash, beginning of period	2,284	-

Cash, end of period	$3,506	$89

See accompanying notes to financial statements.

FELLAZO CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended May 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2015, and related notes thereto included in the elsewhere in this filing.

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014. We are in the business of production and distribution of billboard banners, designer film advertisements, vinyl car ornaments and thermal transfer images. Our office is located Str. Malina-Mica, nr 68/11- 419, Chisinau, Republic of Moldova, 2025. Our products are sold in Moldova.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  At May 31, 2016, the Company has a working capital deficit of $1,525 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by sales and our ability to refinance our equity we own, will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

In the event the Company experiences liquidity and capital resource constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

FELLAZO CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2016

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company from interim reporting are consisted with those included in the Company’s annual report financials annual report from SEC for the year end August 31, because there were no substantial changes to our significant accountant policies during the interim period ended May 31, 2016.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions, which would subject these financial statements for additional disclosure.

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of equipment and estimated lives used in the computation of depreciation is as follows:

	August 31, 2015	May 31, 2016	Life
Cutting plotter	$2,639	$2,639	5 years
Less: accumulated depreciation	(44)	(440)

Digital Printing Machine	$-	$5,164	5 years
Less: accumulated depreciation	-	-
	$2,595	$7,363

NOTE 5 – LOAN FROM DIRECTOR

As of May 31, 2016 our sole director has loaned to the Company $8,024. This loan is unsecured, non-interest bearing and due on demand.

FELLAZO CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2016

NOTE 6 – STOCKHOLDERS EQUITY

On July 2, 2015, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Hripcenco Galina, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000.

During March 2016, the company issued a total of 275,000 common shares for cash contribution of $2,750 at $0.01 per share.

During April 2016, the company issued a total of 1,545,000 common shares for cash contribution of $15,381 at $0.01 per share.

During May 2016, the company issued a total of 65,000 common shares for cash contribution of $650 at $0.01 per share.

There were 4,885,000 shares of common stock issued and outstanding as of May 31, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In June of 2015, the Company entered into a one year lease agreement that calls for monthly rental payments of $260. The lease became effective as of August 1, 2015 and expires on August 1, 2016. The lease agreement was amended for another two years and will expire in August 1, 2018. Total rent paid was $2,600 for the period ended May 31, 2016, which is being amortized over the life of the lease.

As of May 31, 2016, we know of no material, existing or pending legal proceedings against our neither company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or many registered or beneficial shareholders, is an adverse patty or has a material interest adverse to our interest.

NOTE 8 – INCOME TAXES

As of May 31, 2016 the Company had approximately $15,943 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2034. The NOLS may be subject to limitation under Internal Revenue Code Section 382 should be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company does not currently have any ongoing tax examinations.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued, and has determined that it does not have any material subsequent events that require disclosure or recognition in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Fellazo Corp. (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

GENERAL

Fellazo Corp. was incorporated on May 28, 2014 in the State of Nevada and established fiscal year on August 31. We have recently started our operations. To the date May 31, 2016 our company possesses minimal assets, has generated limited revenues from selling printed products to its customers and incurred losses since inception of $15,943. We specialize in billboard, banner and large format printing.

We have purchased one cutting plotter and one digital printing machine from HARTLAND IMPEX LP, entered into one year Commercial Lease Agreement, signed Sale Contract with our first customer Persic-Adv, Ltd and receive revenues of $3,800 from this customer and also the Company receive limited revenues of $4,370 from selling the Company's products to Marat-Somp, SRL, our second customer.

We decided to start our activities from Chisinau, Moldova, where we have located our first cutting plotter.

Proceeds we plan to raise from this offering are necessary to start our plan of operations. We have foreseen for different number of shares to be sold in this offering, which are 25%, 50%, 75% and 100% of the shares sold. The minimum estimated amount of assets necessary to start our operations is $20,000. We need these assets to pay for our legal offering, purchase raw materials, marketing and administrative costs.

PRODUCT OVERVIEW

Fellazo Corp offers following products:

1. Billboard printing, large format printing

High quality printing feature of our plotter and broadside printing capabilities enable us to produce billboard advertisements. Despite advertising last days has been converted to electronic banners, billboards still remain one of the main and efficient advertisement types.

2. Printing and cutting thermal transfer films

Thermal transfer films with printed image or text on them are widely used in clothing industry. Our plotter is able to print images and/or text on such film and cut it out, so that afterwards it can be applied to almost any other type of clothing.

3. Printing and cutting designer film

Many banners and light boxes are made using designer film with printed company name and logo. With help of our cutting plotter we can cut logos and text from designer film, such as Oracal and Avery.

4. Production of car stickers

Bumper stickers, images or any other ornaments can be produced using our cutting plotter.

CUTTING PLOTTER

We have already purchased one cutting plotter BJ-67S for our operations from HARTLAND IMPEX LP. This equipment does not require any special technical skills for manufacture process. Cutting plotter delivery set includes the plotter itself and supplies for testing.

DIGITAL PRINTING MACHINE

As of the date we have purchased one more unit of equipment from HARTLAND IMPEX LP. - Digital printing machine.

RAW MATERIALS

We plan to keep stock of following raw materials necessary for our operations:

•         Outdoor billboard paper,

•         Thermal transfer film,

•         Oracle and Avery designer films,

•         Vinyl water resistant paper,

•         Printer ink.

Other kinds of materials for manufacture we may consider adding in the course of operations and can always order upon client's request.

POTENTIAL CUSTOMERS

In the opening stage of our operations our President and Director, Galina Hripcenco will put on market our printed product and negotiate with potential and existing customers. We intend to develop and maintain client database with customers who may want to order our products. We will follow up with our customers and offer them free samples and special discounts from time to time.

We expect that our potential clients may be:

1. Advertising agencies.

2. Sewing shops.

3. Car design studios.

4. Private clients.

Regular clients with small orders may be provided a 5% discount at the discretion of our Director. Distributors and partners will get 30% discount.

As of May 31, 2016 Fellazo Corp. has entered into two sale contracts with two customers. The Company has generated limited revenues of $8,170 from inception.

STORAGE AND DELIVERY

The product produced by Fellazo Corp does not require any storage facilities, as it will be produced directly for each order. The number of demonstration samples to be kept is insignificant and does not require any special premises for storage. We are going to sign a contract with local delivery company, such as DHL Moldova, Unipost-Express, on regular basis. Term of delivery shall be not more than 7 days, which shall include product production and delivery to the client. We have not signed any contracts with delivery company yet.

EMPLOYEES

The Company has recently started its operations and currently has no employees, other than our sole officer and director, Galina Hripcenco, who will initially perform all work in production and organization of our business.

COMPETITION

The industry we are entering is concentrated and competitive. Competitors will include companies with substantial customer bases and working history. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and result of operations.

Some of the competitive factors that may affect our business are as follows:

1. Increasing number of competitor.

Other competitors may follow our business model of similar products manufacture, which will reduce our competitive edge.

2. Price.

Our competitors may be selling similar product at a lower price forcing us to lower our prices as well and possibly sell our products at loss.

3. New technologies.

Newer trends in advertising market, such as online advertising, new fashion and new technologies in clothing manufacture, new materials used for car design instead of vinyl, etc., many of these factors may eventually have influence to efficiency of our business model.

MARKETING

As long as we have different kind of products to offer, our marketing campaign can involve many possible promotional activities. First of all we plan to use our logo on all the products we make as a way to raise customer awareness.

We shall hand out our products, such as stickers and t-shirts with funny images at fairs and car shows. We plan to produce booklets and flyers with company information. We will place our stands at advertising trade shows offering our services for outdoor advertising on billboards, banners and light boxes.

LEASE AGREEMENT

Fellazo Corp has signed a lease agreement as of June 1, 2015 coming into force on August 1, 2015 with Ungureanu Alexandru, Chisinau, Moldova, for one-year term, and lease renovation for additional two-year term from August 1, 2016 to August 1, 2018. The premise allows us to place maximum two cutting plotters and place office items. According to the agreement we lease office of 58 square meters on the first floor at str. Vasile Lupu 16, Chisinau 2008, Republic of Moldova. The agreed annual rental fee is $3,120.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Results of Operations

Results of Operations for the three and nine month periods ended May 31, 2016:

Revenue and cost of goods sold

For the three and nine month periods ended May 31, 2016, the Company generated total revenue of $1,000, and $6,370 respectively. For the three and nine month periods ended May 31, 2015, the Company generated no revenue. Cost of goods sold for the three and nine months periods ended May 31, 2016 was $205, and $1,280 respectively, which represent the cost of raw materials. Cost of goods sold for the three and nine months periods ended May 31, 2015 was $0, and $0 respectively. We expect to increase revenue as we expand our business operations.

Operating expenses

Total operating expenses for the three and nine month periods ended May 31, 2016, were $9,149 and $16,232 respectively. The operating expenses included accounting fees of $800 for the three months period ended May 31, 2016 and $2,800 for the nine months period ended May 31, 2016; bank charges of $337 for the three months period ended May 31, 2016 and $743 for the nine months period ended May 31, 2016; depreciation expense of $132 for the three months period ended May 31, 2016 and $396 for the nine months period ended May 31, 2016; regulatory filings of $6,100 for the three months period ended May 31, 2016 and $6,953 for the nine months period ended May 31, 2016; legal fees of $1,000 for the three months period ended May 31, 2016 and $3,000 for the nine months period ended May 31, 2016; and a rent expense of $780 for the three months period ended May 31, 2016 and $2,340 for the nine months period ended May 31, 2016. Total operating expenses for the three and nine month periods ended May 31, 2015, were the same $11. The operating expenses included bank charges of $11.

Net Loss

The net loss for the three and nine month periods ended May 31, 2016 was $8,354 and $11,142 respectively. The net loss for the three and nine month periods ended May 31, 2015 was $11 and $11 respectively.

Liquidity and Capital Resources and Cash Requirements

At May 31, 2016, the Company had cash of $3,506 ($2,284 as of August 31, 2015). The Company had a working capital deficit of $1,525 ($4,395 as of August 31, 2015).

During the nine months ended May 31, 2016, the Company used $16,290 of cash in operating activities due to its net loss and decrease in raw material inventory of $16, increase in prepaid rent of $1,560, decrease in accounts payable of $4,000 and depreciation of $396.

During the nine months ended May 31, 2016 the Company used $5,164 of cash in investing activities due to purchase of new equipment.

During the nine months ended May 31, 2016 the Company generated $22,676 cash in financing activities as we issued a total of 1,885,000 common shares for cash contributions of $18,781 and due to loan from director of $3,895.

Our offering is being made on a self-underwritten and “best-efforts” basis: no minimum number of shares must be sold in order for the offering to proceed. The offering price per share is $0.01. The following table sets forth the uses of proceeds assuming the sale of 25%, 50%, 75% and 100%, respectively, of the securities offered for sale by the Company. There is no assurance that we will raise the full $80,000 as anticipated:

Percentage of shares sold	25%	50%	75%	100%
Gross income	$20,000	$40,000	$60,000	$80,000
Plotters in stock	1	2	3	4
Offering expenses	$7,000	$7,000	$7,000	$7,000
SEC reporting	$8,000	$8,000	$8,000	$8,000
Lease expenses	$3,120	$3,120	$4,560	$4,560
Cutting plotter	-	$7,500	$14,000	$21,000
Web-site	-	$2,000	$2,900	$4,000
Testing	-	$1,000	$1,900	$3,000
Supplies	$980	$1,380	$3,960	$6,000
Marketing	$800	$1,800	$5,900	$9,200
Salary	-	$7,800	$10,800	$15,600
Other expenses	-	$400	$980	$1,480

The above figures represent only estimated costs. The estimated cost of this registration statement is $8,000, which will be paid from offering proceeds. If the offering proceeds are less than registration costs, Galina Hripcenco, our president and director, has agreed to loan the Company funds to complete the registration process. Also, these loans would be necessary if the proceeds from this offering will not be sufficient to implement our business plan and maintain reporting status and quotation on the OTC Electronic Bulletin Board when and if our common stocks become eligible for trading on the Over-the-Counter Bulletin Board. Ms. Hripcenco will not be paid any compensation or anything from the proceeds of this offering. There is no due date for the repayment of the funds advanced by Ms. Hripcenco. Ms. Hripcenco will be repaid from revenues of operations if and when we generate revenues to pay the obligation.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; ADDITIONAL CAPITAL NEEDS

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues of $8,170 since inception. As of the date of this prospectus we have singed additional Sale Contract with Marat-Somp, SRL and generated limited revenues of $4,370 from selling our products to this customer. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholder. Currently we have one Interest-free Loan Agreement for additional financing from our sole officer and director Ms. Hripcenco.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Internal Controls

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the past ten years, none of the following occurred with respect to the President of the Company:

(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A.	RISK FACTORS

Not Applicant to SEC’s.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during the three and nine months ended May 31, 2016.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURE

Not Applicant.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Chisinau, Moldova on May 31, 2016.

FELLAZO CORP.

By:	/s/	Hripcenco Galina
	Name:	Hripcenco Galina
	Title:	President, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)