Form 10-Q/A
period 2016-05-31
Fellazo Corp
filed 2016-07-07
CIK 1659207

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

FELLAZO CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2016, 2015

(UNAUDITED)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015

REVENUES	$1,000	-	6,370	-
Cost of Goods Sold	205	-	1,280	-
Gross Profit	795	-	5,090	-

OPERATING EXPENSES:
General and Administrative Expenses	9,149	11	16,232	11
TOTAL OPERATING EXPENSES	(9,149)	(11)	(16,232)	(11)

NET LOSS BEFORE PROVISION FOR INCOME TAX	(8,354)	(11)	(11,142)	(11)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,354)	(11)	(11,142)	(11)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	-	(0.00	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,023,587	-	3,343,686	-

See accompanying notes to financial statements.

FELLAZO CORP.

 (UNAUDITED)

STATEMENTS OF CASH FLOWS

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

FELLAZO CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2016

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