Form 10-Q/A
period 2015-08-30
Fellazo Corp
filed 2016-08-30
CIK 1659207

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

NOTE 4 – PROPERTY AND EQUIPMENT

A summary of equipment and estimated lives used in the computation of depreciation is as follows:

	August 31, 2015	May 31, 2016	Life
Cutting plotter	$2,639	$2,639	5 years
Less: accumulated depreciation	(44)	(440)

Digital Printing Machine	$ -	$5,164	5 years
Less: accumulated depreciation	-	-
	$2,595	$7,363

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