Form 10-K
period 2016-08-31
Fellazo Corp
filed 2016-11-29
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2016

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-208237

FELLAZO CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	3990	30-0840869
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

8th Floor, Wisma Huazong, Lot 15285,
0.7km Lebuhraya Sungai Besi,
43300 Seri Kembangan,
Selangor, Malaysia.

Tel. +603-8955 9855

Email: fellazocorpmy@gmail.com

(Address and telephone number of principal executive offices)

None

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,885,000 common shares issued and outstanding as of November 28, 2016

PART I

Item 1. Description of Business

GENERAL

Fellazo Corp. (the “Company”) was incorporated on May 28, 2014 in the State of Nevada and established fiscal year end on August 31. We have recently started our operations. To the date August 31, 2016 our company possesses minimal assets, has generated limited revenues from selling printed products to its customers and incurred losses since inception of $36,834. We specialize in billboard, banner and large format printing.

We have purchased one cutting plotter and one digital printing machine from HARTLAND IMPEX LP, entered into one year Commercial Lease Agreement, signed Sale Contract with two customers and receive revenues of $14,620.

Our activities were started from Chisinau, Moldova, where we have located our first cutting plotter.

On September 9, 2016, as a result of a private transaction, the control block of voting stock of the Company, represented by 3,000,000 shares of common stock (the “Shares”), has been transferred from Galina Hripenco to Wong Kong-Yew, and a change of control of the Company occurred. Upon the change of control of the Company, which occurred on September 9, 2016, the existing director and officer resigned immediately. Accordingly, Galina Hripenco, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Wong Kong-Yew consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Yap Kit Chuan consented to act as the new Director of the Company, and Huang Minxi consented to act as the new Director of the Company.

PRODUCT OVERVIEW

Fellazo Corp offers following products:

1. Billboard printing, large format printing

High quality printing feature of our plotter and broadside printing capabilities enable us to produce billboard advertisements. Despite advertising having been converted mostly to electronic banners, billboards still remain one of the main and efficient advertisement types.

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

DIGITAL PRINTING MACHINE

As of the date we have purchased one more unit of equipment from HARTLAND IMPEX LP. - Digital printing machine.

RAW MATERIALS

We plan to keep stock of following raw materials necessary for our operations:

●	Outdoor billboard paper,

●	Thermal transfer film,

●	Oracle and Avery designer films,

●	Vinyl water resistant paper,

●	Printer ink.

Other kinds of materials for manufacture we may consider adding in the course of operations and can always order upon client’s request.

POTENTIAL CUSTOMERS

Our previous President and Director, Galina Hripcenco had put on market our printed product and negotiate with potential and existing customers. We intend to develop and maintain client database with customers who may want to order our products. We will follow up with our customers and offer them free samples and special discounts from time to time.

Our potential clients could be 1. Advertising agencies, 2. Sewing shops, 3. Car design studios, 4. Private clients.

As of August 31, 2016, Fellazo Corp. has entered into two sale contracts with two customers. The Company has generated limited revenues of $14,620 from inception.

STORAGE AND DELIVERY

The raw materials and products produced by Fellazo Corp does not require any sprecial storage facilities, as it will be produced directly for each order and stored on site. The number of demonstration samples to be kept is insignificant and does not require any special premises for storage. We are going to sign a contract with local delivery company. As of August 31, 2016, we have not signed any contracts with a delivery company yet.

EMPLOYEES

The Company has recently started its operations and currently has no employees, other than our directors, who will initially perform all work in production and organization of our business.

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

Some of the competitive factors that may affect our business are as follows:

1. Increasing number of competitor: Other competitors may follow our business model of similar products manufacture, which will reduce our competitive edge.

2. Price: Our competitors may be selling similar product at a lower price forcing us to lower our prices as well and possibly sell our products at loss.

3. New technologies: Newer trends in advertising market, such as online advertising, new fashion and new technologies in clothing manufacture, new materials used for car design instead of vinyl, etc., many of these factors may eventually have influence to efficiency of our business model.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Description of Property

We do not own any real estate or other properties. We have leased an office with address 58 square meters on the first floor at str. Vasile Lupu 16, Chisinau 2008, Republic of Moldova. The agreed annual rental fee is $3,120. Upon change in control, our principal executive office has changed to 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungai Besi, 43300 Seri Kembangan, Selangor, Malaysia.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

We have issued 4,885,000 shares of our common stock since our inception on May 28, 2014. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of August 31, 2016, we have 33 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Globex Transfer, LLC, with an address at 780 Deltona Blvd., Suite 202, Deltona, FL 32725 and telephone number is 813-344-4490.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended August 31, 2016 and 2015. We have not paid any cash dividends since May 28, 2014 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended August 31, 2016.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended August 31, 2016.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

GENERAL

Fellazo Corp. (the “Company”) was incorporated on May 28, 2014 in the State of Nevada and established fiscal year end on August 31. We have recently started our operations. To the date August 31, 2016 our company possesses minimal assets, has generated limited revenues from selling printed products to its customers and incurred losses since inception of $36,834. We specialize in billboard, banner and large format printing.

We have purchased one cutting plotter and one digital printing machine from HARTLAND IMPEX LP, entered into one year Commercial Lease Agreement, signed Sale Contract with two customers and receive revenues of $14,620.

Our activities were started from Chisinau, Moldova, where we have located our first cutting plotter.

On September 9, 2016, as a result of a private transaction, the control block of voting stock of the Company, represented by 3,000,000 shares of common stock (the “Shares”), has been transferred from Galina Hripenco to Wong Kong-Yew, and a change of control of the Company occurred. Upon the change of control of the Company, which occurred on September 9, 2016, the existing director and officer resigned immediately. Accordingly, Galina Hripenco, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Wong Kong-Yew consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Yap Kit Chuan consented to act as the new Director of the Company, and Huang Minxi consented to act as the new Director of the Company.

Results of Operations

For the year ended August 31, 2016 and August 31, 2015:

Revenue and cost of goods sold

For the year ended August 31, 2016 and August 31, 2015, the Company generated total revenue of $12,820, and $1,800 respectively. Cost of goods sold for the year ended August 31, 2016 and August 31, 2015 was $2,489, and $431 respectively, which represent the cost of raw materials. We expect to increase revenue as we expand our business operations.

Operating expenses

Total operating expenses for the year ended August 31, 2016 and August 31, 2015, were $42,365 and $5,990 respectively. The operating expenses included accounting fees of $8,000 for the year ended August 31, 2016 and $5,000 for the year ended August 31, 2015; bank charges of $1,323 for the year ended August 31, 2016 and $436 for the year ended August 31, 2015; depreciation expense of $786 for the year ended August 31, 2016 and $44 for the year ended August 31, 2015; regulatory filings of $30,213 for the year ended August 31, 2016 and $0 for the year ended August 31, 2015; legal fees of $3,000 for the year ended August 31, 2016 and $0 for the year ended August 31, 2015; and a rent expense of $3,120 for the year ended August 31, 2016 and $260 for the year ended August 31, 2015; computer and Internet Expenses $0 for the year ended August 31, 2016 and $250 for the year ended August 31, 2015; advertising expense $5,090 for the year ended August 31, 2016 and $0 for the year ended August 31, 2015.

Net Loss

The net loss for the year ended August 31, 2016 and August 31, 2015 was $32,034 and $4,621 respectively.

Liquidity and Capital Resources and Cash Requirements

As of August 31, 2016, the Company had cash of $76 as compared to cash of $2,284 as of August 31, 2015. The Company had a working capital deficit of $21,957 as compared to working capital deficit of $4,395 as of August 31, 2015.

During the year ended August 31, 2016, the Company used $39,969 of cash in operating activities due to its net loss and decrease in raw material inventory of $1,226, increase in prepaid expense of $9,947, no change in accrual expense and depreciation of $786.

During the year ended August 31, 2016 the Company used $5,164 of cash in investing activities due to purchase of new equipment.

During the year ended August 31, 2016 the Company generated $42,925 cash in financing activities as we issued a total of 1,885,000 common shares for cash contributions of $18,850 and due to loan from director of $24,075.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

FELLAZO CORP.

FINANCIAL STATEMENTS

FOR THE YEAR ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Fellazo Corp.

Selangor, Malaysia

We have audited the accompanying balance sheet of Fellazo Corp., (the “Company”) as of August 31, 2016 and the related statement of operation, change in stockholders’ deficit, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellazo Corp as of August 31, 2016 and the results of their operations, and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and has not generated a stable source of revenues from its planned principal operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas
November 28, 2016

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

To the Board of Directors

Stockholders of Fellazo Corp

We have audited the accompanying balance sheet of Fellazo Corp as of August 31, 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Fellazo Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellazo Corp. as of August 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Fellazo Corp. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in Note 2 to the financial statements, the Company has a working capital deficit of $4,395 and has not established a stable source of revenue sufficient to cover operating cost for the next year. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Paritz & Company, P.A.
Hackensack, NJ
November 16, 2015

FELLAZO CORP.

BALANCE SHEETS

AS OF AUGUST 31, 2016 AND AUGUST 31, 2015

	August 31, 2016	August 31, 2015
ASSETS
Current Assets
Cash	$76	$2,284
Inventory	704	1,930
Prepaid Expense	10,467	520
Total Current Assets	$11,247	$4,734

Non-Current Assets
Equipment, net of accumulated depreciation	6,973	2,595
Total Non-Current Assets	$6,973	$2,595

Total Assets	$18,220	$7,329

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	5,000	5,000
Loans from director	28,204	4,129
Total Current Liabilities	$33,204	$9,129

Total Liabilities	$33,204	$9,129

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,885,000 and 3,000,000 shares issued and outstanding as of August 31, 2016 and August 31, 2015	4,885	3,000
Additional Paid In Capital	16,965	-
Accumulated deficit	(36,834)	(4,800)
Total Stockholders’ Equity (Deficit)	$(14,984)	$(1,800)

Total Liabilities and Stockholders’ Equity (Deficit)	$18,220	$7,329

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended August 31, 2016	For the Year Ended August 31, 2015
REVENUES	$12,820	$1,800
Cost of Goods Sold	2,489	431
Gross Profit	10,331	1,369

OPERATING EXPENSES:
General and Administrative Expenses	42,365	5,990
TOTAL OPERATING EXPENSES	(42,365)	(5,990)

NET LOSS BEFORE PROVISION FOR INCOME TAX	(32,034)	(4,621)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(32,034)	$(4,621)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,730,369	509,589

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE YEAR ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, August 31, 2014	-	$-		$(179)	$(179)

Shares issued for cash at $0.001 per share on July 1, 2015	3,000,000	3,000	-	-	3,000

Net loss for the year ended August 31, 2015	-	-		(4,621)	(4,621)

Balance, August 31, 2015	3,000,000	$3,000	-	$(4,800)	$(1,800)

Shares issued for cash at $0.01 per share for the year ended August 31, 2016	1,885,000	1,885	16,965	-	18,850

Net loss for the year ended August 31, 2016	-	-		(32,034)	(32,034)

Balance, August 31, 2016	4,885,000	$4,885	16,965	$(36,834)	$(14,984)

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

	For the Year Ended August 31, 2016	For the Year Ended August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,034)	$(4,621)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	786	44
Changes in operating assets and liabilities:
Inventory	1,226	(1,930)
Prepaid expense	(9,947)	(520)
Accrued expenses	-	5,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(39,969)	(2,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(5,164)	(2,639)
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,164)	(2,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	18,850	3,000
Proceeds of Loan from director	24,075	3,950
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	42,925	6,950

INCREASE/(DECREASE) IN CASH	(2,208)	2,284

Cash, beginning of period	2,284	-

Cash, end of period	$76	$2,284

See accompanying notes to financial statements.

FELLAZO CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014. We are in the business of production and distribution of billboard banners, designer film advertisements, vinyl car ornaments and thermal transfer images. Our products are sold in Moldova.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. At August 31, 2016, the Company has a working capital deficit of $21,957 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by sales and our ability to raise fund through issuance of our equity will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

In the event the Company experiences liquidity and capital resource constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The significant accounting policies followed by the Company from interim reporting are consisted with those included in the Company’s annual report financials annual report from SEC for the year end August 31, because there were no substantial changes to our significant accountant policies during the period ended August 31, 2016.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is August 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 605 “Revenue Recognition”. The Company recognizes revenue when there is persuasive evidence of an arrangement, prices are fixed or determinable, products are fully delivered and collection is reasonably assured.

Fair Value Of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. At August 31, 2016 the Company’s inventory consisted of raw materials.

Equipment

The Company’s equipment is stated at cost. Depreciation is provided for using straight-line method over the estimated useful life of the assets. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the period ended May 28, 2014 (inception) to August 31, 2014 and for the year ended August 31, 2015, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 4 –EQUIPMENT

A summary of equipment and estimated lives used in the computation of depreciation is as follows:

	August 31, 2016	August 31, 2015		Life
Cutting plotter	$2,639		$2,639	5 years
Less: accumulated depreciation	(572)		(44)

Digital Printing Machine	$5164	$		5 years
Less: accumulated depreciation	(258)
	$6,973		$2,595

NOTE 5 – LOAN FROM DIRECTOR

As of August 31, 2016 and 2015, our previous director has loaned to the Company $28,204 and $4,129, respectively. For the year ended August 31, 2016, the loan proceeds from our previous director was amount to $24,075. This loan is unsecured, non-interest bearing and due on demand. The loan has been waived by our previous director upon change of control on September 9, 2016.

NOTE 6 – STOCKHOLDERS EQUITY

On July 2, 2015, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Hripcenco Galina, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000.

During March 2016, the company issued a total of 275,000 common shares for cash contribution of $2,750 at $0.01 per share.

During April 2016, the company issued a total of 1,545,000 common shares for cash contribution of $15,450 at $0.01 per share.

During May 2016, the company issued a total of 65,000 common shares for cash contribution of $650 at $0.01 per share.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In June of 2015, the Company entered into a one year lease agreement that calls for monthly rental payments of $260. The lease became effective as of August 1, 2015. Total rent paid was $3,120 for the year ended August 31, 2016, which is being amortized over the life of the lease. Upon change of control on September 9, 2016, the lease has been terminated. The new business premise is provided by our current director for rent-free.

NOTE 8 – INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	August 31,
	2016	2015
Income tax provision (benefit) at statutory rate of 34%	$(10,892)	$(1,571)
Change in valuation allowance	10,892	1,571

	$-	$-

Deferred tax assets consist of:

	August 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carry forward	$36,834	$4,800
Valuation allowance	(36,834)	(4,800)
Net differed tax assets	$-	$-

As of August 31, 2016 the Company had approximately $36,834 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2034. The NOLS may be subject to limitation under Internal Revenue Code Section 382 should be a greater than 50% ownership change as determined under regulations. On September 9, 2016, there is a change in control of the Company. The section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. The limitation imposed by section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate, which is 2.08% for September 2016.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2016 up through the date the Company issued the audited financial statements.

On September 9, 2016, as a result of a private transaction, the control block of voting stock of the Company, represented by 3,000,000 shares of common stock (the “Shares”), has been transferred from Galina Hripenco to Wong Kong-Yew, and a change of control of the Company occurred. Upon the change of control of the Company, which occurred on September 9, 2016, the existing director and officer resigned immediately. Accordingly, Galina Hripenco, serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer. At the effective date of the transfer, Wong Kong-Yew consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Yap Kit Chuan consented to act as the new Director of the Company, and Huang Minxi consented to act as the new Director of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

(a)	Resignation of Previous Independent Registered Public Accounting Firm.

On October 19, 2016, Fellazo Corp. (the “Company”) dismissed Paritz & Company, P.A (“Partiz”) as the independent registered public accounting firm of the Company, effective immediately. The dismissal of Partiz was approved by the Company’s Board of Directors.

The audit reports of Partiz on the consolidated financial statements of the Company for each of the two most recent fiscal years ended August 31, 2015 and August 31, 2014 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that its report contained a going concern qualification as to the Company’s ability to continue.

During the Company’s two most recent fiscal years ended August 31, 2015 and August 31, 2014 and during the subsequent interim period through May 31, 2016, there were no disagreements between the Company and Partiz on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Partiz, would have caused Partiz to make reference to the matter in reports on the Company’s financial statements, had any such reports been issued. During the period of engagement, there were no “reportable events” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

The Registrant has provided Partiz with a copy of the disclosures in this Current Report and the Company requested a letter from Partiz addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter is attached as an exhibit to this Current Report.

(b)	Engagement of New Independent Registered Public Accounting Firm.

On October 19, 2016, concurrent with the dismissal of Partiz, the Company, upon the Board of Directors’ approval, engaged Malone Bailey LLP (“Malone”) as the Company’s independent registered public accounting firm, effective immediately.

During the Company’s two most recent fiscal years ended August 31, 2015 and August 31, 2014 and during the subsequent interim period through May 31, 2016, the Company did not consult Malone with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that Malone concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A (T). Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of August 31, 2016.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions. There is also an inadequate segregation of duties consistent with control objectives as a result of the lack of written policies and procedures.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2016.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

The name, age and titles of our executive officer and director are as follows:

Name of Executive Officer and/or Director	Age	Position

Galina Hripcenco	29	President, Treasurer, Secretary and Director
		(Resigned on September 9, 2016)

WONG, Kong-Yew	42	President, CEO, CFO, Treasurer, Secretary and Director
		(Appointed on September 9, 2016)

HUANG Minxi	55	Director
		(Appointed on September 9, 2016)

YAP Kit Chuan	40	Director
		(Appointed on September 9, 2016)

Galina Hripcenco has acted as our President, Treasurer, Secretary and sole Director since our incorporation on May 28, 2014. Ms. Hripcenco owns 61.41% of the outstanding shares of our common stock. Galina Hripcenco was born on August 24, 1986 in Moldova. Galina did bachelor’s degree in Company management in Moscow institute of entrepreneurship and law, Tiraspol, Moldova. Ms. Hripcenco had durable experience in sales, which we consider to be of high importance for our business. The last company she has worked for had a similar kind of business our company is going to engage in, which gives her complete understanding of the process and experience in this area of operations.

The following is a brief description of the business experience of our executive officer:

2003 – 2008	Studied in Moscow institute of entrepreneurship and law, Tiraspol, Moldova

2008 – 2010	Sales Manager “Osher-Group” SRL, Tiraspol, MDA

2010 – 2012	Manager, “Interkont Invest” SRL, Tiraspol, MDA

2012 – 2013	Sales Manager in “Echinox”, Kishinev, Moldova.

2013 – 2014	Senior Manager in “Echinox”, Kishinev, Moldova.

2014 – present	Owner and Director of Fellazo Corp

Professor Dr. WONG, Kong-Yew is a practising Economist in industrial organization and capital market. He has been advisor to the Ministry of Tourism, Prime Minister Office, ASEAN, and UNWTO. In the year 2012, he founded Oriental Mace Group (OM), with primary business in portfolio investment. To date, OM Group has a profile of constructing the very 1st Halal Vaccine Plant working with world top investment group the Al Jomaih Group of the Middle East, championing a national initiative the Work Based Learning model – Malaysian Hospitality College, and leading the largest mobile APP provider business in Malaysia. Prof. Wong, representing OM Group, is majority share holder of Versatile Creative Berhad, a public listed company at Kuala Lumpur Stock Exchange main board. He is also Managing Director to Agrofresh Holding Ltd. Prof. Wong, learned economics at Western Michigan University for undergraduate (BBA, 1996), Universiti Putra Malaysia for master (M.Econ. 1999), and Strathclyde Business School, University of Strtahclyde, UK for doctorate. (Ph.D. 2004). Prof. Wong was Post-doctorate Research Fellows at Peking University, China (No.1 in China). An international keynote speakers and with appearances at major international conference in Asia, and features in newspapers and TV news (with personal interview at Astro Awani, Berita, TV2 etc).

Professor Dr. HUANG Minxi has special research and professional interest in in-depth profiling of new ideas, opportunities and challenges in network technology development in the era of digital economy. He holds two doctoral degrees and is Senior Economist, appointed Adjunct Professor at Institute of Politics and International Relations, Beijing Normal University. In addition, his international appointment includes Professor of National University of the Philippines and Adjunct Professor at Malaysian Hospitality College. Dr. Huang plays active roles in NGOs such as the Deputy Secretary General of Chinese Experts and Scholars Association, Vice President of the China Electronic Commerce Association and Senior Adviser to Hainan Vocational Education Institute. Professor Huang demonstrate its entrepreneurship ability, over the past 20 years, by leading two successful enterprises, General Counsel to Tongxiang Palm’s Network Technology Co., Ltd. and Tongxiang Wuzhen PZ Points Software Development Co., Ltd.. Where both combined yearly turnover of USD100 million and manages over 100 employees in total.

Dato’ Antheny YAP Kit Chuan received his State honour from His Highness of Pahang State of Malaysia carrying the Dato’ title, in honouring his social and economic contribution. In 2013 Dato’Antheny won the Top Brand Award for his mobile payment gateway solutions ventures and subsequently in 2016 ASEAN Most Recognised Brand Award in mobile business apps development. He was an entrepreneur since 18 years of age. Dato’ Antheny has a remarkable enterprises achievement and turns millionaire before the age of 30. He is now Executive Director and CEO to Asia Loyalty Corporation Pte Ltd (HK) with businesses in Information Technology, Education, Healthcare and Property Development. Dato’ Antheny have vast experience and knowledge in software development and payment gateway industry. In the past ten years, he has involved in the corporate environment, particularly in merger and acquisition and capital market.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors and hold office until removed by the Board or until their resignation appoints our officer.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors have no committees. We do not have a standing nominating, compensation or audit committee.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from inception on May 28, 2014 until August 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Galina Hripcenco, President, Secretary and Treasurer	May 28, 2014 to August 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

WONG, Kong-Yew, President, CEO, CFO, Treasurer, Secretary	August 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Ms. Hripcenco has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of August 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Galina Hripcenco	-0-	-0-	-0-	-0-	-0-	-0-	-0-
WONG, Kong-Yew	-0-	-0-	-0-	-0-	-0-	-0-	-0-
HUANG Minxi	-0-	-0-	-0-	-0-	-0-	-0-	-0-
YAP Kit Chuan	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of our common stock shares of owned beneficially as of August 31, 2016 by: (i) each person (including any group) who is known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Galina Hripcenco 9 Sergeya Lazo str., Camenka, Moldova, 1000	3,000,000 shares of common stock (direct)	61.41%

(1)       A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2016, there were 4,885,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

During the year ended August 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

As of August 31, 2016, a director had loaned $28,204 ($10,177 as of June 30, 2015) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Principal Accountant Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the Year Ended August 31, 2016	For the Year Ended August 31, 2015
Audit fees	$8,000	$5,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$8,000	$5,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. For the year ended August 31, 2016 the financial statements of the Company was audited by Malone Bailey, LLP, with the fee of $5,000. For year ended August 31, 2015, the financial statements of the Company was audited by Paritz & Company, P.A., with the fee of $5,000. In additional, Paritz & Company performed reviews on the unaudited interim financial statements of the Company for the three quarters ended May 31, 2016, with the aggregated fee of $3,000.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) *

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 *

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-208237) on November 27, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Malaysia on November 29, 2016.

FELLAZO CORP.

By:	/s/ Wong Kong-Yew
Name:	Wong Kong-Yew
Title:	President, CEO, CFO, Treasurer, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

