Form 10-Q
period 2016-11-30
Fellazo Corp
filed 2017-01-17
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-208237

FELLAZO CORP.

(Exact name of registrant as specified in its charter)

Nevada	3990	30-0840869
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	I.R.S. Employer Identification Number

8th Floor, WismaHuazong, Lot 15285, 0.7km LebuhrayaSungeiBesi, 43300 Seri Kembangan,

Selangor DarulEhsan, Malaysia

(Address and telephone number of principal executive offices)

Website: http://fellazo.com        Phone: +603-8938 5638        Email: info@fellazo.com

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

Yes [X] No [  ]

As of December 31, 2016 there were 4,885,000 shares outstanding of the registrant’s common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FELLAZO CORP.

BALANCE SHEETS

(UNAUDITED)

	As At November 30, 2016	As At August 31, 2016
ASSETS
Current Assets
Cash	$-	$76
Inventory	-	704
Prepaid Expense	9,167	10,467
Total Current Assets	$9,167	$11,247

Non-Current Assets
Equipment, net of accumulated depreciation	-	6,973
Total Non-Current Assets	$-	$6,973

Total Assets	$9,167	$18,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	-	5,000
Other Creditor	320	-
Loans from director	13,785	28,204
Total Current Liabilities	$14,105	$33,204

Total Liabilities	$14,105	$33,204

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares Authorized, 4,885,000 shares issued and outstanding as of November 30, 2016 and August 31, 2016	4,885	4,885
Additional Paid In Capital	36,116	16,965
Accumulated Deficit	(45,939)	(36,834)
Total Stockholders’ Equity (Deficit)	$(4,938)	$(14,984)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,167	$18,220

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended	For Three Months Ended
	November 30, 2016	November 30, 2015
REVENUES	$-	$2,000
Cost of Goods Sold	-	349
Gross Profit	-	1,651

OPERATING EXPENSES:
General and Administrative Expenses	9,105	3,198
TOTAL OPERATING EXPENSES	9,105	3,198

NET PROFIT/(LOSS) BEFORE PROVISION FOR INCOME TAX	(9,105)	(1,547)

NET PROFIT/(LOSS)	$(9,105)	$(1,547)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	$4,885,000	$3,000,000

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended	For Three Months Ended
	November 30, 2016	November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$(9,105)	$(1,547)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	132
Changes in operating assets and liabilities:
Inventory	-	349
Expenses paid by Director	13,785
Prepaid expense	-	(4,587)
Accrued expenses	(4,680)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(5,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from director	(76)
Proceeds of loan from director	-	3,895
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(76)	3,895

INCREASE/(DECREASE) IN CASH	(76)	(1,758)

Cash, beginning of period	76	2,284

Cash, end of period	$-	$526
Income tax payment	-	-
Interest expense	-	-

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES

(UNAUDITED)

	For Three Months Ended	For Three Months Ended
	November 30, 2016	November 30, 2015
NON-CASH INVESTING AND FINANCING ACTIVITIES
- resulted from the Assignment Of Rights And Assumption Of Liabilities of Company to the previous sole-director of the Company, Ms. Galina Hripcenco for consideration of Ms. Hripcenco retiring all shares of the Company to the treasury of the Company.
(a) Disposal of inventory	705	-
(b) Prepaid expense forgone	1,300	-
(c) Disposal loss of equipment	6,972	-
(d) Waiver of loan from director	(28,128)	-

TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	(19,151)	-

See accompanying notes to unaudited financial statements.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended November 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2016, and related notes thereto included in the elsewhere in this filing.

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending November 30, 2016 the Company had ceased the business of production and distribution of billboard banners, designer film advertisements, vinyl car ornaments and thermal transfer images and commencing our transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market effective the following quarter.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at November 30, 2016, the Company has a working capital deficit of $4,938 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

However the Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market effective the following quarter. The Board of Director is assisted by a team consisting of highly competent professional consultants and experts in the related the fields during this period of the transformation exercise.

We strongly believe that the transformation would bring a significant growth potential to the Company which would generate more than sufficient revenue and liquidity to sustain the Company for the next twelve months and a significant future growth. In addition there will be in-flow of funds and capital injections by the Directors to facilitate this transformation exercise.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

NOTE 3 – SETTLEMENT OF ASSETS AND LIABILITIES

As a result of the “Assignment Of Rights And Assumption of Liabilities Agreement” entered into by the Company with the previous sole-director of the Company, Ms. Galina Hripcenco where all rights and obligations in the Assets and Liabilities of the Company is transferred to Ms. Hripcenco for a consideration that Ms. Hripcenco shall retire all shares of the Company to the treasury of the Company (Exhibit No. 99.1);

All existing equipment ($6,972), balance of inventory ($705) and pre-paid expenses ($1,300) were given to Ms. Galina Hripcenco for a total amount of $8,977.

The director loan due to Ms. Galina Hripcenco totaling $28,128 was also waived.

As a result of the transaction, the net amount of $19,151 was deemed to have been given as a capital contribution.

NOTE 4 – RELATED PARTY TRANSACTIONS

Subsequently, our President and Director, Prof. Dr. Wong Kong-Yew settled on behalf of the Company, invoices from our auditor, consultant and share transfer agent amounting to $13,785; this amount was taken-in as Loan from Director.

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

During the quarter ending November 30, 2016 the Company had ceased the business of production and distribution of billboard banners, designer film advertisements, vinyl car ornaments and thermal transfer images and commencing our transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market effective the following quarter.

COMPANY TRANSFORMATION

The Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market effective the following quarter.

The Board of Director is assisted by a team consisting of highly competent professional consultants and experts in the related the fields during this period of the transformation exercise.

We strongly believe that the transformation would bring a significant growth potential to the Company which would generate more than sufficient revenue and liquidity to sustain the Company for the next twelve months and a significant future growth. In addition there will be in-flow of funds and capital injections by the Directors to facilitate this transformation exercise.

Summary of significant events leading to the commencement of the Company’s transformation;

(1)	Effective September 09, 2016, Ms. Galina Hripcenco, whom was serving as the sole director and as the only officer, ceased to be the Company’s President and Principal Accounting Officer.

Effective September 09, 2016, Prof. Dr. Wong Kong-Yew consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Mr. Yap Kit Chuan consented to act as the new Director of the Company, and Prof. Huang Minxi consented to act as the new Director of the Company .

(2)	On September 09, 2016, the Company had entered in an “Assignment Of Rights And Assumption of Liabilities Agreement” (Exhibit No. 99.1) with the previous sole-director of the Company, Ms. Galina Hripcenco where all rights and obligations in the Assets and Liabilities of the Company is transferred to Ms. Hripcenco for a consideration that Ms. Hripcenco shall retire all shares of the Company to the treasury of the Company.

(3)	The Board of Directors of the Company approved the dismissal of Paritz & Company, P.A as the Company’s independent auditor and the appointment of Malone Bailey LLP as the Company’s independent auditor with immediate effect through Board Resolution dated October 19, 2016 signed by all Directors.

(4)	Appointment of GreenPro Financial Consulting Ltd (based at Suite 2201, 22/F Malaysia Building, No. 50 Gloucester Road, Wanchai, Hong Kong), an independent party for the services of;

(a)	Preparation of annual report Form 10-K for year ending August 31, 2016

(b)	Annual Filings Package on EDGAR & XBRL for period from October 17, 2016 to October 15, 2017

This includes a Limited Power of Attorney assigned to Mr. Ray Heung and Mr. Chris Leung of Greenpro Capital Corp to file all SEC and state of Nevada forms on behalf of the Company.

EMPLOYEES

The Company had commenced our transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

As at November 30, 2016 the Company do not have any full time employee except for our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong-Yew and Directors of the Company Mr. Yap Kit Chuan and Prof. Huang Minxi.

The Board is assisted by a team consisting of highly competent professional consultants and experts in the related the fields during this period of transformation exercise.

GOVERNMENT REGULATION

We will always comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

(2) anyconviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Item 1A. RISK FACTORS

Not Applicable to smaller reporting company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered sales of equity securities took place during quarter ended November 30, 2016.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

31.1	“Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer”

32.1	“Section 1350 Certification of principal executive officer”

99.1	“Assignment Of Rights And Assumption of Liabilities Agreement” entered into by the Company with the previous sole-director of the Company Ms. Galina Hripcenco.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Malaysia on November 30, 2016.

FELLAZO CORP.

	By:	/s/ Prof. Dr. Wong Kong-Yew
Date: January 17, 2017	Name:	Prof. Dr. Wong Kong-Yew
	Title:	President, CEO, CFO, Treasurer, Secretary and
Chairman of the Board of Directors of the Company

