Form 10-Q
period 2017-02-28
Fellazo Corp
filed 2017-04-13
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

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

Yes [X] No [  ]

As of February 28, 2017 there were 4,885,000 shares outstanding of the registrant’s common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FELLAZO CORP.

BALANCE SHEETS

(UNAUDITED)

	As At February 28, 2017	As At August 31, 2016
ASSETS
Current Assets
Cash	$-	$76
Inventory	-	704
Prepaid Expense	9,167	10,467
Total Current Assets	$9,167	$11,247

Non-Current Assets
Equipment, net of accumulated depreciation	-	6,973
Total Non-Current Assets	$-	$6,973

Total Assets	$9,167	$18,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	-	5,000
Other Creditor	300	-
Loans from director	14,512	28,204
Total Current Liabilities	$14,812	$33,204

Total Liabilities	$14,812	$33,204

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares Authorized, 4,885,000 shares issued and outstanding as of February 28, 2017 and August 31, 2016	4,885	4,885
Additional Paid In Capital	36,116	16,965
Accumulated Deficit	(46,646)	(36,834)
Total Stockholders’ Equity (Deficit)	$(5,645)	$(14,984)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,167	$18,220

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended February 28, 2017	For Six Months Ended February 28, 2017		For Three Months Ended February 29, 2016	For Six Months Ended February 29, 2016
REVENUES	$-	$		$3,370	$7,170
Cost of Goods Sold	-			726	1,506
Gross Profit	-			2,644	5,664

OPERATING EXPENSES:
General and Administrative Expenses	708		9,813	2,885	13,252
TOTAL OPERATING EXPENSES	708		9,813	2,885	13,252

NET PROFIT/(LOSS) BEFORE PROVISION FOR INCOME TAX	(708)		(9,813)	(241)	(7,588)

NET PROFIT/(LOSS)	$(708)		$(9,813)	$(241)	$(7,588)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)		$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	$4,885,000		$4,885,000	$3,000,000	$3,000,000

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended	For Six Months Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$(9,813)	$(7,588)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	307
Changes in operating assets and liabilities:
Inventory	-	(1,705)
Expenses paid by Director	14,513	-
Prepaid expense	-	(520)
Accrued expenses	(4,700)	1,400
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(8,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	-	(2,638)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	3,000
Repayment of loan from director	(76)
Proceeds of loan from director	-	8,024
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(76)	11,024

INCREASE/(DECREASE) IN CASH	(76)	279

Cash, beginning of period	76	-

Cash, end of period	$-	$279
Income tax payment	-	-
Interest expense	-	-

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES

(UNAUDITED)

	For Six Months Ended February 28, 2017	For Six Months Ended February 29, 2016
NON-CASH INVESTING AND FINANCING ACTIVITIES
‘ - resulted from the Assignment Of Rights And Assumption Of Liabilities of Company to the previous sole-director of the Company, Mr. Galina Hripcenco for consideration of Mr. Hripcenco retiring all shares of the Company to the treasury of the Company.
(a) Disposal of inventory	705	-
(b) Prepaid expense forgone	1,300	-
(c) Disposal loss of equipment	6,972	-
(d) Waiver of loan from director	(28,128)	-

TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$(19,151)	$-

See accompanying notes to unaudited financial statements.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended February 28, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2016, and related notes thereto included in the elsewhere in this filing.

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending February 28, 2017 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at February 28, 2017, the Company has a working capital deficit of $5,645 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Our President and Director, Prof. Dr. Wong Kong-Yew settled on behalf of the Company, invoices from our auditor, consultant and share transfer agent (include bank charges) amounting to $14,512; this amount was taken-in as Loan from Director.

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

During the quarter ending February 28, 2017 Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

SIGNIFICANT EVENTS

Summary of significant events during the quarter ending February 28, 2017 in conjunction with the commencement of the Company’s transformation;

(1)	Effective February 22, 2017, the Company had engaged Resources Assets Management Limited of Hong Kong as advisory and consultant on some of our transformation exercises.

(2)	The Company is also in process of setting-up separate trust fund(s) to regulate the usage of investors’ fund with the Company

EMPLOYEES

As at February 28, 2017 the Company have yet to have any full time employee except for our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong-Yew and Directors of the Company Mr. Yap Kit Chuan and Prof. Huang Minxi.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during quarter ended February 28, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLAZO CORP.

	By:	/s/ Prof. Dr. Wong Kong-Yew
Date: April 13, 2017	Name:	Prof. Dr. Wong Kong-Yew
	Title:	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

