Form 10-Q
period 2017-05-31
Fellazo Corp
filed 2017-07-17
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2017

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

Yes [X] No [  ]

As of July 04, 2017 there were 75,000,000 shares outstanding of the registrant’s common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FELLAZO CORP.

BALANCE SHEETS

(UNAUDITED)

	As At May 31, 2017	As At August 31, 2016
ASSETS
Current Assets
Cash	$-	$76
Inventory	-	704
Prepaid Expense	-	10,467
Total Current Assets	-	11,247

Non-Current Assets
Equipment, net of accumulated depreciation	575	6,973
Total Non-Current Assets	575	6,973

Total Assets	$575	$18,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$-	$5,000
Other Creditor	239,148	-
Loans from director	13,785	28,204
Total Current Liabilities	252,933	33,204

Total Liabilities	252,933	33,204

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares Authorized, 4,885,000 shares issued and outstanding as of MAY 31, 2017 and August 31, 2016	4,885	4,885
Additional Paid In Capital	36,116	16,965
Accumulated Deficit	(293,359)	(36,834)
Total Stockholders’ Equity (Deficit)	(252,358)	(14,984)

Total Liabilities and Stockholders’ Equity (Deficit)	$575	$18,220

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended May 31, 2017	For Nine Months Ended May 31, 2017	For Three Months Ended May 31, 2016	For Nine Months Ended May 31, 2016
REVENUES	$-	$-	$1,000	$6,370
Cost of Goods Sold	-	-	205	1,280
Gross Profit	-	-	795	5,090

OPERATING EXPENSES:
General and Administrative Expenses	246,713	256,525	9,149	16,232
TOTAL OPERATING EXPENSES	246,713	256,525	9,149	16,232

NET PROFIT/(LOSS) BEFORE PROVISION FOR INCOME TAX	(246,713)	(256,525)	(8,354)	(11,142)

NET PROFIT/(LOSS)	$(246,713)	$(256,525)	$(8,354)	$(11,142)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	4,885,000	4,885,000	4,023,587	3,343,686

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended	For Nine Months Ended
	May 31, 2017	May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$(256,525)	$(11,142)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	396
Changes in operating assets and liabilities:
Inventory	-	16
Expenses paid by Director	14,513	-
Prepaid expense	9,167	(1,560)
Accrued expenses	234,148	(4,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	1,303	(16,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(575)	(5,164)
CASH FLOWS USED IN INVESTING ACTIVITIES	(575)	(5,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	18,781
Repayment of loan from director	(804)	-
Proceeds of loan from director	-	3,895
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(804)	22,676

INCREASE/(DECREASE) IN CASH	(76)	1,222

Cash, beginning of period	76	2,284

Cash, end of period	$-	$3,506

Income tax payment	-	-
Interest expense	-	-

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES

(UNAUDITED)

	For Nine Months Ended May 31, 2017	For Nine Months Ended May 31, 2016
NON-CASH INVESTING AND FINANCING ACTIVITIES
(1) “Resulted from the Assignment Of Rights And Assumption Of Liabilities of Company to the previous sole-director of the Company, Mr. Galina Hripcenco for consideration of Mr. Hripcenco retiring all shares of the Company to the treasury of the Company”
(a) Disposal of inventory	705	-
(b) Prepaid expense forgone	1,300	-
(c) Disposal loss of equipment	6,972	-
(d) Waiver of loan from director	(28,128)	-
	(19,151)	-

See accompanying notes to unaudited financial statements.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MAY 31, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended May 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2016, and related notes thereto included in the elsewhere in this filing.

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending May 31, 2017 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at May 31, 2017, the Company has a working capital deficit of $252,933 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Our President and Director, Prof. Dr. Wong Kong-Yew settled on behalf of the Company, invoices from our auditor, consultant and share transfer agent (include bank charges) amounting to $14,513; this amount was taken-in as Loan from Director.

NOTE 5 – OTHER CREDITORS

Creditors’ Name	Services Provided	Amount
Swipypay Berhad	Management Agent	151,058
China Wise Management Int. Ltd	Consultant	85,300
Malone Bailey, LLP	Auditor	2,000
Globes Transfer, LLC	Share Transfer Agent	790
	Total	239,148

NOTE 6 – SUBSEQUENT EVENT

A private placement of common stocks by the Directors to fully take-up all remaining 70,115,000 shares of our authorized capital of 75 million common shares. This exercise which was completed on July 3, 2017, provided the Company with capital of $70,115.

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

During the quarter ending May 31, 2017 Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

SIGNIFICANT EVENTS

Summary of significant events during the quarter ending May 31, 2017 in conjunction with the commencement of the Company’s transformation;

(1)	Appointment of Swipypay Berhad (Malaysian Co. Reg. No. 1073591-H) as Management Agent for our Malaysia office located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia at a monthly management fee of $5,000.

Swipypay Berhad will be charge with the following;

(a)	Daily administration and maintenance of the premise of our Malaysia office.
(b)	Daily human resources management for Director(s) and staff stationed at the office including payroll in accordance to the requirements of local labor law(s).
(c)	Process and arrange payment for the Company’s invoices and billings on the Company’s behalf.
(d)	Advice the Company on issues relating to the Office and its staffing.

The Appointment shall be back-dated to December 1st, 2016 to facilitate claims for bills and payroll paid on behalf of the Company by the Agent during the Agent’s service trail-run period between December 1st, 2016 and February 28, 2017.

(2)	Effective May 1, 2017, the Company had engaged China Wise Management International Limited of Hong Kong to replace Resources Assets Management Limited as advisory and consultant on our transformation exercises.

(3)	The Company is in process of setting-up separate trust fund(s) to regulate the usage of investors’ fund with the Company

(4)	The Board of Directors had approved that our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong-Yew and Director of the Company Mr. Yap Kit Chuan would be operating from our Malaysia office with immediate effect.

Each Director would be compensated with a Director’s salary of Ringgit Malaysia Thirty Thousand (RM30,000) per month; an approximate equivalent to $6,900 and the respective employee provident funds and social security contributions benefits in accordance to local labor law(s).

UPCOMING CORPORATE EXCERCISE

The Board of Directors had approved

(1)

A private placement of common stocks by the Directors to fully take-up all remaining 70,115,000 shares of our authorized capital of 75 million common shares. This exercise which was completed on July 3, 2017, provided the Company with capital of $70,115.

(2)	An increase of the Company’s authorized capital

(i)	from 75 million shares to 500 million shares within the first quarter of the next accounting year, and
(ii)	from 500 million shares to 1 billion shares by the following quarter of the same accounting year.

(3)	Approve to commence negotiation on the acquisition of Asia Loyalty Corporation Limited, a Hong Kong based IT company specializing in Mobile-Apps and commanded a large number of clientele in mainland China.

EMPLOYEES

Our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong-Yew and Director of the Company Mr. Yap Kit Chuan are assisted by a personal assistance in our Malaysia office.

The Company has yet to have any other full time employee as The Board is assisted by a team consisting of highly competent professional consultants and experts in the related the fields during this period of transformation exercise.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during quarter ended May 31, 2017.

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

FELLAZO CORP.

	By:	/s/ Prof. Dr. Wong Kong-Yew
Date: July 17, 2017	Name:	Prof. Dr. Wong Kong-Yew
	Title:	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

