Form 10-K
period 2017-08-31
Fellazo Corp
filed 2017-11-29
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2017

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-208237

FELLAZO CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	3990	30-0840869
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungai Besi, 43300 Seri Kembangan,

Selangor Darul Ehsan, Malaysia.

Website: http://fellazo.com	Tel. +603-8938 5638	Email: info@fellazo.com

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
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 75,000,000 common shares issued and outstanding as of November 29, 2017.

PART I

Item 1. Description of Business

GENERAL

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the year ending August 31, 2017 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

As at August 31, 2017, the Company has a working capital deficit of $301,919 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, may raise substantial doubt about the Company’s ability to continue as a going concern.

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

On July 4, 2017, a private placement exercise was completed with issuance of the balance of shares (70,115,000 shares) within our authorized capital to our existing directors at par value of $0.001 per share.

On the 7th and 17th of August 2017, the Company had filed Schedule Pre-14C and Def-14c for an increase in our authorized capital from 75,000,000 shares to 1,000,000,000 (one billion) shares of common stock at par value of $0.001 per share following a written consent of majority shareholders on the matter on August 1, 2017.

Following the above, on September 19, 2017 amendments to the Company’s Articles of Incorporation had been filed with the Nevada Secretary of State thus increasing the Company’s authorized capital from 75,000,000 shares to 1,000,000,000 (one billion) shares of common stock at par value of $0.001 per share.

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

Item 1A. Risk Factors

Not Applicable to smaller reporting company.

Item 2. Properties

Our Company do not own any property, our Malaysia office is shared with our Management Agent.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

We have issued 75,000,000 shares of our common stock as at August 31, 2017. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of August 31, 2017, we have a record of 28 shareholders holding our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Globex Transfer, LLC, with an address at 780 Deltona Blvd., Suite 202, Deltona, FL 32725 and telephone number is 813-344-4490.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

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

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended August 31, 2017 and since our incorporation on May 28, 2014 and presently had no plans to declare any dividend on our common stock.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the year ended August 31, 2017.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

On July 4, 2017, a private placement exercise was completed with issuance of the balance of shares (70,115,000 shares) within our authorized capital to our existing directors at par value of $0.001 per share.

Other Stockholder Matters

On the 7th and 17th of August 2017, the Company had filed Schedule Pre-14C and Def-14c for an increase in our authorized capital from 75,000,000 shares to 1,000,000,000 (one billion) shares of common stock at par value of $0.001 per share following a written consent of majority shareholders on the matter on August 1, 2017.

Following the above, on September 19, 2017 amendments to the Company’s Articles of Incorporation had been filed with the Nevada Secretary of State thus increasing the Company’s authorized capital from 75,000,000 shares to 1,000,000,000 (one billion) shares of common stock at par value of $0.001 per share.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS FOR YEAR ENDED AUGUST 31, 2017 AND AUGUST 31, 2016

Revenue and cost of goods sold

For the year ended August 31, 2017 the Company has yet to commence any operation or generate any income since the change of control of the Company on September 9, 2016. The new management is working to transform the Company into an IT based company specializing in Mobile Application Development.

The Company was operating as seller of printed products specializing in billboard, banner and large format printing generating revenue of $12,820 and gross profit of $10,331 for year ended August 31,2016 after cost of sales of $2,489.

Operating Expenses

The total operating expenses for the year ended August 31, 2017 which consist solely of general and administration expenses totaled to $376,201 can be breakdown to the following with per centum to the total expenses:

Expenses	$	%	Expenses	$	%
Consultancy Fee	152,000	40.40	Share Management Fee	3,453	0.92
Payroll Expenses	140,346	37.31	Advertising Expenses	1,839	0.49
Management Fee - Malaysia Office	45,000	11.96	Travelling Expenses	222	0.06
Accounting/Audit Fee	17,000	4.52	Bank Charges	127	0.03
Miscellaneous Loss	9,167	2.44	Computer & Internet Expenses	667	0.18
Regulatory filings	6,400	1.70	Gain/Loss in Exchange	(20)	(0.01)
				376,201	100.00

The previous fiscal year’s operating expenses were $42,365.

Net Loss

The net loss for the year ended August 31, 2017 is $376,201 compared to $32,034 for year ended August 31, 2016.

Liquidity, Capital Resources and Cash Requirements

As of August 31, 2017, the Company had private placement share proceeds of $70,115 placed with our Escrow Agent compared to August 31, 2016. As at this reporting, the amount is still parked with our Escrow Agent as a capital resource pending further instruction by our management.

The Company has working capital deficit of $301,919 as of August 31, 2017 compared to working capital deficit of $14,984 as of August 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8. Financial Statements and Supplementary Data

FELLAZO CORP. FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2017 AND AUGUST 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Fellazo Corp.

Selangor Darul Ehsan

Malaysia

We have audited the accompanying balance sheets of Fellazo Corp., (the “Company”) as of August 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fellazo Corp. as of August 31, 2017 and 2016 and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE BAILEY, LLP
www.malonebailey.com
Houston, Texas
November 29, 2017

FELLAZO CORP.

BALANCE SHEETS

	As At August 31, 2017	As At August 31, 2016
ASSETS
Current Assets
Cash	$-	$76
Inventory	-	704
Subscription receivable	70,115	-
Prepaid Expense	10,000	10,467
Total Current Assets	$80,115	$11,247

Non-Current Assets
Equipment, net of accumulated depreciation	-	6,973
Total Non-Current Assets	$-	$6,973

Total Assets	$80,115	$18,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	46,215	5,000
Other creditor	322,034	-
Loans from director	13,785	28,204
Total Current Liabilities	$382,034	$33,204

Total Liabilities	$382,034	$33,204

Stockholders’ Deficit
Common stock, par value $0.001; 1,000,000,000 shares authorized; 75,000,000 and 4,885,000 shares issued and outstanding as of August 31, 2017 and August 31, 2016, respectively	75,000	4,885
Additional Paid In Capital	36,116	16,965
Accumulated deficit	(413,035)	(36,834)
Total Stockholders’ Deficit	$(301,919)	$(14,984)

Total Liabilities and Stockholders’ Deficit	$80,115	$18,220

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

	For Year Ended August 31, 2017	For Year Ended August 31, 2016
REVENUES	$-	$12,820
Cost of Goods Sold	-	2,489
Gross Profit	-	10,331

OPERATING EXPENSES:
General and Administrative Expenses	376,201	42,365
TOTAL OPERATING EXPENSES	(376,201)	(42,365)

NET LOSS BEFORE PROVISION FOR INCOME TAX	(376,201)	(32,034)

NET LOSS	$(376,201)	$(32,034)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	16,249,794	3,730,369

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
BALANCE AUGUST 31, 2015	3,000,000	$3,000	$-	$(4,800)	$(1,800)

Shares issued for cash at $0.001 per share for year ended August 31, 2016	1,885,000	$1,885	$16,965	$-	$18,850

Net Loss for year ended August 31, 2016	-	-	-	$(32,034)	$(32,034)

BALANCE AUGUST 31, 2016	4,885,000	$4,885	$16,965	$(36,834)	$(14,984)

Settlement of Assets & Liabilities by previous Director	-	$-	$19,151	$-	$19,151

Private Placement shares issued for cash at $0.001 per share on July 04, 2017	70,115,000	$70,115	$-	$-	$70,115

Net Loss for year ended August 31, 2017	-	$-	$-	$(376,201)	$(376,201)

BALANCE AUGUST 31, 2017	75,000,000	$75,000	$36,116	$(413,035)	$(301,919)

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

	For Year Ended August 31, 2017	For Year Ended August 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(376,201)	$(32,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	786
Changes in operating assets and liabilities:
Inventory	-	1,226
Prepaid expense	(833)	(9,947)
Accrued expenses	41,215	-
Other creditor	335,819	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(39,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	-	(5,164)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(5,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	18,850
Repayment of loan from director	(76)	-
Proceeds of loan from director	-	24,075
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(76)	42,925

DECREASE IN CASH	(76)	(2,208)

Cash, beginning of period	76	2,284

Cash, end of period	$-	$76

Income tax payment	-	-
Interest payment	-	-

	For Year Ended August 31, 2017	For Year Ended August 31, 2016
NON-CASH INVESTING AND FINANCING ACTIVITIES
(1) ”Resulted from the Assignment Of Rights And Assumption Of Liabilities of Company to the previous sole-director of the Company, Mr. Galina Hripcenco for consideration of Mr. Hripcenco retiring all shares of the Company to the treasury of the Company”
(a) Disposal of inventory	704	-
(b) Prepaid expense forgone	1,300	-
(c) Disposal loss of equipment	6,973	-
(d) Waiver of loan from director	(28,128)	-
	(19,151)	-
(2) Expenses paid by director on behalf of the Company	13,785	-
(3) Record of receivable from issuance of common stock	70,115	-

See accompanying notes to financial statements.

FELLAZO CORP.

NOTES TO FINANCIAL STATEMENTS

FOR YEARS ENDED AUGUST 31, 2017 AND AUGUST 31, 2016

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the year ending August 31, 2017 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

NOTE 2 – SETTLEMENT OF ASSETS AND LIABILITIES

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

As a result of the “Assignment Of Rights And Assumption of Liabilities Agreement” entered into by the Company with the previous sole-director of the Company, Ms. Galina Hripcenco where all rights and obligations in the Assets and Liabilities of the Company is transferred to Ms. Hripcenco for a consideration that Ms. Hripcenco shall retire all shares of the Company to the treasury of the Company (Exhibit No. 99.1).

All existing equipment ($6,973), cash ($76), balance of inventory ($704) and pre-paid expenses ($1,300) were given to Ms. Galina Hripcenco for a total amount of $9,053.

The director loan due to Ms. Galina Hripcenco totaling $28,204 was also waived.

As a result of the transaction, the net amount of $19,151 was deemed to have been given as a capital contribution.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at August 31, 2017, the Company has a working capital deficit of $301,919 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

However the Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

We believe that the transformation would bring a significant growth potential to the Company which would generate more than sufficient revenue and liquidity to sustain the Company for the next twelve months and a significant future growth. In addition there will be in-flow of funds and capital injections by the Directors to facilitate this transformation exercise.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is August 31st.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first out (FIFO) method. As at August 31, 2017 the Company do not maintain any stock.

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

Recent Accounting Pronouncements

“In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 –EQUIPMENT

All existing equipment as at August 31, 2016 were given to Ms. Galina Hripcenco during the Settlement of Assets & Liabilities on September 9, 2016. The Company do not maintain any equipment thereafter.

	August 31, 2017	August 31, 2016	Estimated Life Span
Cutting plotter	-	2,639	5 Years
Less: accumulated depreciation		(572)

Digital Printing Machine	-	5,164	5 Years
Less: accumulated depreciation		(258)
	-	6,973

NOTE 6 – LOAN FROM DIRECTOR

For the year ended August 31, 2016, the loan proceeds from our previous director was amount to $24,075. This loan is unsecured, non-interest bearing and due on demand. As of August 31, 2016, our previous director has loaned to the Company $28,204. The loan has been waived by our previous director upon change of control on September 9, 2016.

Subsequently our President and Director, Prof. Dr. Wong Kong-Yew settled on behalf of the Company, invoices from our auditor, consultant and share transfer agent (include bank charges) amounting to $13,785; this amount was taken-in as Loan from Director which is unsecured, non-interest bearing and due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

During March 2016, the company issued a total of 275,000 common shares for cash contribution of $2,750 at $0.01 per share.

During April 2016, the company issued a total of 1,545,000 common shares for cash contribution of $15,450 at $0.01 per share.

During May 2016, the company issued a total of 65,000 common shares for cash contribution of $650 at $0.01 per share.

On July 4, 2017, a private placement exercise was completed with issuance of the balance of shares (70,115,000 shares) within our authorized capital to our existing directors for total cash consideration of $70,115. The cash was held in escrow as of August 31, 2017.

On the 7th and 17th of August 2017, the Company had filed Schedule Pre-14C and Def-14c for an increase in our authorized capital from 75,000,000 shares to 1,000,000,000 (one billion) shares of common stock at par value of $0.001 per share following a written consent of majority shareholders on the matter on August 1, 2017.

Following the above, on September 19, 2017 amendments to the Company’s Articles of Incorporation had been filed with the Nevada Secretary of State thus increasing the Company’s authorized capital from 75,000,000 shares to 1,000,000,000 (one billion) shares of common stock at par value of $0.001 per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

(1)	Appointment of Swipypay Berhad (Malaysian Co. Reg. No. 1073591-H) on March 1, 2017 as Management Agent for our Malaysia office located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia at a monthly management fee of $5,000.

The Appointment shall be back-dated to December 1st, 2016 to facilitate claims for bills and payroll paid on behalf of the Company by the Agent during the Agent’s service trail-run period between December 1st, 2016 and February 28, 2017.

(2)	On June 15, 2017, appointment of Shah Faiz & Co., (an Advocates & Solicitors firm registered with Malaysia Bar Council) as Escrow Agent handling our share related transactions at a monthly retainer fee of RM500 (approximately $115) and a one per centum (1%) on proceeds placed with them.

(3)	The Company had engaged Calvary Consultant Limited of Hong Kong as our consultant effective from July 1, 2017 with monthly retainer fee of HKD20,000 (approximately $2,600).

NOTE 9 – INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net loss as follows:

	August 31, 2017	August 31, 2016
Income tax benefit at statutory rate of 34%	$(127,908)	$(10,892)
Change in valuation allowance	$127,908	$10,892
	$-	$-
Deferred tax assets consist of:

Deferred tax assets:
Net operating loss carry forward	$376,201	$36,834
Valuation allowance	$(376,201)	$(36,834)
Net deferred tax assets	$-	$-

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

NOTE 10 – SUBSEQUENT EVENTS

On September 19, 2017 amendments to the Company’s Articles of Incorporation had been filed with the Nevada Secretary of State to increase the Company’s authorized capital from 75,000,000 shares to 1,000,000,000 (one billion) shares of common stock at par value of $0.001 per share.

Item 9. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of August 31, 2017.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name of Executive
Officer and/or Director	Age	Position

Galina Hripcenco	30	President, Treasurer, Secretary and Director
		(Resigned on September 9, 2016)
WONG, Kong-Yew	43	President, CEO, CFO, Treasurer, Secretary and Director
		(Appointed on September 9, 2016)
HUANG Minxi	56	Director
		(Appointed on September 9, 2016)
YAP Kit Chuan	41	Director
		(Appointed on September 9, 2016)

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

Professor Dr. HUANG Minxi has special research and professional interest in in-depth profiling of new ideas, opportunities and challenges in network technology development in the era of digital economy. He holds two doctoral degrees and is Senior Economist appointed Adjunct Professor at Institute of Politics and International Relations, Beijing Normal University. In addition, his international appointment includes Professor of National University of the Philippines and Adjunct Professor at Malaysian Hospitality College. Dr. Huang plays active roles in NGOs such as the Deputy Secretary General of Chinese Experts and Scholars Association, Vice President of the China Electronic Commerce Association and Senior Adviser to Hainan Vocational Education Institute. Professor Huang demonstrate its entrepreneurship ability, over the past 20 years, by leading two successful enterprises, General Counsel to Tongxiang Palm’s Network Technology Co., Ltd. and Tongxiang Wuzhen PZ Points Software Development Co., Ltd.. Where both combined yearly turnover of USD100 million and manages over 100 employees in total.

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

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors have no committees. All decisions are with consent of all the directors including audit functions.

Item 11. Executive Compensation

(1)	MANAGEMENT COMPENSATION

Professor Wong is drawing a monthly salary of RM30,000 (approximately $6,897) with contributions to Employee Provident Fund and Social Security (in accordance to Malaysian labor law) of RM3,669.05 (approximately $843), hence a total monthly salary compensation of RM 33,669.05 (approximately $7,740) effective from December 2016.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

(2)	DIRECTOR COMPENSATION

Director Dato’ Antheny Yap is drawing a monthly salary of RM30,000 (approximately $6,897) with contributions to Employee Provident Fund and Social Security (in accordance to Malaysian labor law) of RM3,669.05 (approximately $843), hence a total monthly salary compensation RM 33,669.05 (approximately $7,740) effective from December 2016.

Director Professor Huang is not drawing any salary or compensation since his appointment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of our common stock shares of owned beneficially as of August 31, 2017 by: (i) each person (including any group) who is known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Affiliation	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Wong Kong Yew of No. 2 Jalan Halaman 3A, Taman Halaman Indah, 68000 Ampang, Selangor Darul Ehsan, Malaysia.	President, CEO, Secretary & Chairman of the Board of Directors	70,414,500 (Direct)	93.89%

Common Stock	Yap Kit Chuan of B-18-2 Blok B, East Lake, Seksyen 3, Taman Serdang Perdana, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.	Director	1,525,000 (Direct)	2.03%

Common Stock	Huang Minxi of Room 4 Building No. 27, Ren Huang Shan Zhuang, Feng Huang Street, Wuxing District, Huzhou City, China	Director	1,295,500 (Direct)	1.73%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2017, there were 75,000,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

During the year ended August 31, 2017, we had not entered into any transactions with our Executive Officer or Directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the value of 1% of the average of our total assets for the last three fiscal years.

As of August 31, 2017, loan from our President/Director is $13,785 to the Company to settle some general administrative expenses. The loan is unsecured, non-interest bearing and due on demand.

Item 14. Settlement Of Assets And Liabilities By Previous Sole-Director/Owner

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

All existing equipment ($6,973), balance of inventory ($704) and pre-paid expenses ($1,300) were given to Ms. Galina Hripcenco for a total amount of $8,977.

The director loan due to Ms. Galina Hripcenco totaling $28,128 was also waived.

As a result of the transaction, the net amount of $19,151 was deemed to have been given as a capital contribution.

Item 15. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

Accounting Fees & Services	For Year Ended August 31, 2017	For Year Ended August 31, 2016
Audit fees	$17,000	$8,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	17,000	8,000

All of the professional services rendered by principal accountants for the review and audit of our financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 16. Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	“Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer”

32.1	“Section 1350 Certification of principal executive officer”

99.1	“Assignment Of Rights And Assumption of Liabilities Agreement”

* Filed herewith.

**As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-208237)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLAZO CORP.

	By:	/s/ Prof. Dr. Wong Kong-Yew
Date: November 29, 2017	Name:	Prof. Dr. Wong Kong-Yew
	Title:	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

