Form 10-Q
period 2017-11-30
Fellazo Corp
filed 2018-01-16
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2017

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

Yes [X] No [  ]

As of January 15, 2018 there were 75,000,000 shares outstanding of the registrant’s common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FELLAZO CORP.

BALANCE SHEETS

(UNAUDITED)

	As At November 30, 2017	As At August 31, 2017
ASSETS
Current Assets
Cash held in escrow	70,115	70,115
Prepaid Expense	-	10,000
Total Current Assets	$70,115	$80,115

Total Assets	$70,115	$80,115

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	10,400	46,215
Other Creditor	433,495	322,034
Loans from director	13,785	13,785
Total Current Liabilities	$457,680	$382,034

Total Liabilities	$457,680	$382,034

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 1,000,000,000 shares Authorized, 75,000,000 shares issued and outstanding as of November 30, 2017 and August 31, 2017	75,000	75,000
Additional Paid In Capital	36,116	36,116
Accumulated Deficit	(498,681)	(413,035)
Total Stockholders’ Equity (Deficit)	$(387,565)	$(301.919)

Total Liabilities and Stockholders’ Equity (Deficit)	$70,115	$80,115

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended November 30, 2017	For Three Months Ended November 30, 2016

OPERATING EXPENSES:
General and Administrative Expenses	$85,646	$9,105
TOTAL OPERATING EXPENSES	85,646	9,105

NET LOSS BEFORE PROVISION FOR INCOME TAX	(85,646)	(9,105)

NET PROFIT/(LOSS)	$(85,646)	$(9,105)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	75,000,000	4,885,000

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended	For Three Months Ended
	November 30, 2017	November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(85,646)	$(9,105)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Expenses paid by Director	-	13,785
Prepaid expense	10,000	-
Other Creditors	67,846	-
Accrued expenses	7,800	(4,680)
CASH FLOWS USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loan from director	-	(76)

CASH FLOWS USED IN FINANCING ACTIVITIES	-	(76)

INCREASE/(DECREASE) IN CASH	-	(76)

Cash, beginning of period	70,115	76

Cash, end of period	$70,115	$-

Income tax payment	-	-
Interest expense	-	-

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

NON-CASH INVESTING AND FINANCING ACTIVITIES

(UNAUDITED)

	For Three Months Ended November 30, 2017	For Three Months Ended November 30, 2016
NON-CASH INVESTING AND FINANCING ACTIVITIES
(1) “Resulted from the Assignment Of Rights And Assumption Of Liabilities of Company to the previous sole-director of the Company, Mr. Galina Hripcenco for consideration of Mr. Hripcenco retiring all shares of the Company to the treasury of the Company”
(a) Disposal of inventory		705
(b) Prepaid expense forgone	-	1,300
(c) Disposal loss of equipment	-	6,972
(d) Waiver of loan from director	-	(28,128)
	-	(19,151)

See accompanying notes to unaudited financial statements.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2017 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended November 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2017, and related notes thereto included in the elsewhere in this filing.

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending November 30, 2017 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at November 30, 2017, the Company has a working capital deficit of $387,565 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – RELATED PARTY TRANSACTIONS

In prior period our President and Director, Prof. Dr. Wong Kong-Yew settled on behalf of the Company, invoices from our auditor, consultant and share transfer agent (include bank charges) amounting to $13,785; this amount was taken-in as Loan from Director.

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

During the quarter ending November 30, 2017 Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

SIGNIFICANT EVENTS

Summary of significant events during the quarter ending November 30, 2017 in conjunction with the commencement of the Company’s transformation;

(1)	On October 11, 2017, the Company make a final settlement of HKD580,000 (approximately $75,400) being consultation and legal fees to China Wise International Limited after negotiation by both management which resulted in a discount of HKD92,000 (approximately $11,960) of granted by China Wise International Limited.

The Company and consultant China Wise Management International Limited of Hong Kong had mutually agreed to terminate the consultancy engagement agreement on July 10, 2017.

UPCOMING CORPORATE EXCERCISE

The Company are in negotiation with related party to acquire the total shares and assets of Asia Loyalty Corporation Pte. Limited (ALC), a company incorporated in Hong Kong since September 30, 2015.

ALC’s shareholders and directors are Prof Dr. Wong Kong Yew (50%) and Mr. Yap Kit Chuan (50%) whom are also our President and Director respectively.

The eighteen (18) months financial statements ending March 31, 2017 which was audited in Hong Kong by Chan Yui Fai (Certified Public Accountant (Practising)) and expressed in Malaysian Ringgit(RM) reported a paid-up capital of RM520,000 (equivalent to 1,000,000 subscriber shares of HKD1.00 each) and shareholders’ equity of RM991,507; approximately $119,540 and $227,933 respectively.

The first reported turnover showed a healthy turnover of RM35,679,726 and generated a net profit before tax of RM471,507 (approximately $8,202,236 and $108,392 respectively).

Presently ALC’s financial statements for period ending August 31, 2016 and August 31, 2017 had been submitted to our Company auditor for review and audit.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2017. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered sales of equity securities took place during quarter ended November 30, 2017.

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

FELLAZO CORP.

	By:	/s/ Prof. Dr. Wong Kong-Yew
Date: January 16, 2018	Name:	Prof. Dr. Wong Kong-Yew
	Title:	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

12