Form 10-Q
period 2018-02-28
Fellazo Corp
filed 2018-04-16
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2018

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

Yes [X] No [  ]

As of April 16, 2018 there were 75,000,000 shares outstanding of the registrant’s common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FELLAZO CORP.

BALANCE SHEETS

(UNAUDITED)

	As At February 28, 2018	As At August 31, 2017
ASSETS
Current Assets
Cash and cash held in escrow	71,402	70,115
Prepaid Expense	-	10,000
Total Current Assets	$71,402	$80,115

Total Assets	$71,402	$80,115

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	18,415	46,215
Other Creditor	6,500	46,363
Other Creditor Related party	498,354	275,671
Loans from director	-	13,785
Total Current Liabilities	$523,269	$382,034

Total Liabilities	$523,269	$382,034

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 1,000,000,000 shares Authorized, 75,000,000 shares issued and outstanding as of February 28, 2018 and August 31, 2017	75,000	75,000
Additional Paid In Capital	36,116	36,116
Accumulated Deficit	(562,983)	(413,035)
Total Stockholders’ Equity (Deficit)	$(451,867)	$(301.919)

Total Liabilities and Stockholders’ Equity (Deficit)	$71,402	$80,115

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended February 28, 2018	For Three Months Ended February 28, 2017	For Six Months Ended February 28, 2018	For Six Months Ended February 28, 2017

OPERATING EXPENSES:
General and Administrative Expenses	$64,302	$708	$149,948	$9,813
TOTAL OPERATING EXPENSES	$64,302	$708	$149,948	$9,813

NET LOSS BEFORE PROVISION FOR INCOME TAX	(64,302)	(708)	(149,948)	(9,813)

NET PROFIT/(LOSS)	$(64,302)	$(708)	$(149,948)	$(9,813)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	75,000,000	4,885,000	75,000,000	4,885,000

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended February 28, 2018	For Six Months Ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(149,948)	$(9,183)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Expenses paid by Director	-	14,513
Prepaid expense	10,000	-
Other Creditors – Related Party	140,720	-
Accrued expenses	14,300	(4,700)
CASH FLOWS USED IN OPERATING ACTIVITIES	$15,072	$-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of loan from director	(13,785)	(76)

CASH FLOWS USED IN FINANCING ACTIVITIES	$(13,785)	$(76)

INCREASE/(DECREASE) IN CASH	1,287	(76)

Cash, beginning of period	70,115	76

Cash, end of period	$71,402	$-

Income tax payment	-	-
Interest expense	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
(1) “Resulted from the Assignment Of Rights And Assumption Of Liabilities of Company to the previous sole-director of the Company, Mr. Galina Hripcenco for consideration of Mr. Hripcenco retiring all shares of the Company to the treasury of the Company”
(a) Disposal of inventory	-	705
(b) Prepaid expense forgone	-	1,300
(c) Disposal loss of equipment	-	6,972
(d) Waiver of loan from director	-	(28,128)
	$-	$(19.151)

See accompanying notes to unaudited financial statements.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended February 28, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2017, and related notes thereto included in the elsewhere in this filing.

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending February 28, 2018 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at February 28, 2018, the Company has a working capital deficit of $451,867 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period, we had requested our Management Agent to fully settle all outstanding Loan due from Director which amounted to $13,785.

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 70% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $498,355 and $275,671 as at February 28, 2018 and August 31, 2017 respectively.

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

During the quarter ending February 28, 2018 the Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

SIGNIFICANT EVENTS

During the quarter ending February 28, 2018 there is no significant event to report.

CORPORATE EXCERCISE

The exercise to acquire the total shares and assets of Asia Loyalty Corporation Pte. Limited (ALC) as reported in the previous quarter was delayed due to the Company did not foresee additional requirements and information required by our Company auditor in reviewing ALC’s operations and financial statements.

Meantime ALC is working towards meeting the additional requirements and information pending management’s final decision on restructuring the corporate exercise.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No unregistered sales of equity securities took place during quarter ended February 28, 2018.

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

FELLAZO CORP.

	By:	/s/ Prof. Dr. Wong Kong-Yew
Date: April 16, 2018	Name:	Prof. Dr. Wong Kong-Yew
	Title:	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

