Form 10-Q
period 2018-05-31
Fellazo Corp
filed 2018-07-09
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2018

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

Yes [X] No [  ]

As of July 9, 2018 there were 75,000,000 shares outstanding of the registrant’s common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FELLAZO CORP.

BALANCE SHEETS

(UNAUDITED)

	As At May 31, 2018	As At August 31, 2017
ASSETS
Current Assets
Cash and cash held in escrow	650	70,115
Prepaid Expense	-	10,000
Total Current Assets	$650	$80,115

Total Assets	$650	$80,115

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	29,315	46,215
Other Creditor	6,500	46,363
Other Creditor Related party	469,740	275,671
Loans from director	-	13,785
Total Current Liabilities	$505,555	$382,034

Total Liabilities	$505,555	$382,034

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 1,000,000,000 shares authorized, 75,000,000 shares issued and outstanding as of May31, 2018 and August 31, 2017	75,000	75,000
Additional Paid In Capital	36,116	36,116
Accumulated Deficit	(616,021)	(413,035)
Total Stockholders’ Equity (Deficit)	$(504,905)	$(301.919)

Total Liabilities and Stockholders’ Equity (Deficit)	$650	$80,115

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended May 31, 2018	For Three Months Ended May 31, 2017	For Nine Months Ended May 31, 2018	For Nine Months Ended May 31, 2017

OPERATING EXPENSES:
General and Administrative Expenses	$53,038	$246,713	$202,986	$256,525
TOTAL OPERATING EXPENSES	$53,038	$246,713	$202,986	$256,525

NET LOSS BEFORE PROVISION FOR INCOME TAX	(53,038)	(246,713)	(202,986)	(256,525)

NET PROFIT/(LOSS)	$(53,038)	$(246,713)	$(202,986)	$(256,525)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.05)	(0.00)	(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	75,000,000	4,885,000	75,000,000	4,885,000

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended May 31, 2018	For Nine Months Ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(202.986)	$(256,525)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Expenses paid by Director	-	14,513
Prepaid expense	10,000	9,167
Other Creditors – Related Party	112,106	-
Accrued expenses	25,200	234,148
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	$(55,680)	$1,303

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of Equipment	-	(575)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(575)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from director	(13,785)	(804)

CASH FLOWS USED IN FINANCING ACTIVITIES	$(13,785)	$(804)

INCREASE/(DECREASE) IN CASH	(69,465)	(76)

Cash, beginning of period	70,115	76

Cash, end of period	$650	$-

Income tax payment	-	-
Interest expense	-	-

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

MAY 31, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended May 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2017, and related notes thereto included in the elsewhere in this filing.

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending May 31, 2018 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

On Apr 17, 2018 via email, our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong Yew had tendered his resignation letter dated Apr 15, 2018 to the Board of Director.

On May 15, 2018, Mr. Yap Kit Chuan is appointed by the Board and consented to assume all posts vacated by Prof. Dr. Wong Kong Yew which include President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at May 31, 2018, the Company has a working capital deficit of $504,905 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 70% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $469,740 and $275,671 as at May 31, 2018 and August 31, 2017 respectively.

During the period, we had requested the Management Agent to fully settle all outstanding Loan due from Director which amounted to $13,785.

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

During the quarter May 31, 2018 the Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

SIGNIFICANT EVENTS

(a)	On Apr 17, 2018 via email, our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong Yew had tendered his resignation letter dated Apr 15, 2018 to the Board of Director. He had provided the Board a one month notice on relinquishing his directorship and all post in the Company.

On the same day, the remaining members of the Board of Directors, Mr. Yap Kit Chuan and Prof. Dr. Huang Minxi deliberated and resolved to accept Prof. Dr. Wong Kong Yew resignation effective from May 15, 2018.

Following the above on May 15, 2018, Mr. Yap Kit Chuan is appointed by the Board and consented to assume all posts vacated by Prof. Dr. Wong Kong Yew which include President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

(b)	Due to the recent events of resignation and appointment of new office bearer, our Company email was not properly monitored during the month of May and early June 2018 and thus we do not realize that the Company’s authorized user information with OTCIQ.com is no longer valid after the resignation.

On our failure to timely update new user information with OTCIQ.com, our Company was removed for OTCQB on June 8, 2018 and listed under OTC Pink.

The Company was reinstated by OTC Market Group Compliance team to OTC-QB at the open of market on June 15, 2018 after prompt communication with OTC Market Group, Compliance department to address the all short-falls of the requirements.

(c)	On May 25, 2018, our new President & CEO Mr. Yap Kit Chuan had entered into a Share Purchase Agreement with ex-director Prof. Dr. Wong Kong Yew to transfer all shares-holdings of Prof. Dr. Wong Kong Yew (70,414,500 restricted shares) to Mr. Yap Kit Chuan at a token consideration of $250. The shares will remain as restricted shares after the transfer.

On June 19, 2018 our transfer agent, Globex Transfer, LLC had registered the change and issued the new restricted share certificate. Thereafter the shareholdings by our Directors are Mr. Yap Kit Chuan 95.92% (71,939,500 restricted shares) and Prof. Dr. Huang Minxi 1.73% (1,295,500 restricted shares).

CORPORATE EXCERCISE

As MaloneBailey, Shenzen office is unable to complete the audit for Asia Loyalty Corporation Pte. Limited (ALC) due to non-available of certain requirements and information required, the Board of Directors resolved to shelf the proposal pending further restructuring discussion with consultant.

EMPLOYEES

Our new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Mr. Yap Kit Chuan are assisted by a team appointed by our Management Agent, Swipypay Berhad in our Malaysia office.

The Company has yet to have any other full-time employee as The Board is assisted by a team consisting of highly competent professional consultants and experts in the related the fields during this period of transformation exercise.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

No unregistered sales of equity securities took place during quarter ended May 31, 2018.

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

FELLAZO CORP.

	By:	/s/ Dato’ Yap Kit Chuan
Date: July 9, 2018	Name:	Dato’ Yap Kit Chuan
	Title:	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

