Form 10-K
period 2018-08-31
Fellazo Corp
filed 2018-11-29
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2018

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Fellazo Corp has 75,000,000 common shares issued and outstanding as of November 29, 2018.

PART I

Item 1. Description of Business

GENERAL

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the year ending August 31, 2018 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

As at August 31, 2018, the Company has a working capital deficit of $540,135 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, may raise substantial doubt about the Company’s ability to continue as a going concern.

In 2019, the Company is planning to commence it operations with heavy emphasis into healthcare - primarily bird-nest based health supplement and bird-nest related health produces which include manufacturing and retail (retail chain and online). With our expertise in online applications platform, we would be developing an online network platform to market and sell our produces and also a system to source and purchase raw materials we required.

Prime market for our produces at this stage would be East and South East Asia with focus into China’s upcoming consumer market.

We will also be sourcing funds from potential investors to finance purchases of raw materials needed to support our operations and surplus for potential buyers.

We believe this is significant growth potential to the Company which would generate more than sufficient revenue and liquidity to sustain the Company for the next twelve months and a significant future growth.

SIGNIFICANT AND RELATED PARTIES EVENTS

1.	Our Management Agent, Swipypay Berhad (a company established in Malaysia) whom the Company had appointed on March 1, 2017 is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to the Management Agent was $275,671 and $522,920 as at 8/31/2017 and 8/31/2018 respectively.

2.	In prior period, our then President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong Yew settled on behalf of the Company, invoices from our auditor, consultant and share transfer agent (include bank charges) amounting to $13,785; this amount was taken-in as Loan from Director, however during quarter ending February 28, 2018 our Management Agent had fully settled all outstanding Loan due from Director on the Company’s behalf.

3.	On April 17, 2018 via email, our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong Yew had tendered his resignation letter dated April 15, 2018 to the Board of Director, subsequently on May 15, 2018, Mr. Yap Kit Chuan is appointed by the Board and consented to assume all posts vacated by Prof. Dr. Wong Kong Yew.

4.	During to the events of resignation and appointment of new office bearers, our Company email was not properly monitored during the month of May and early June 2018 and thus we do not realize that the Company’s authorized user information with OTCIQ.com is no longer valid after the resignation. This had resulted our Company been removed for OTCQB on June 8, 2018 and listed under OTC Pink. The Company was reinstated by OTC Market Group Compliance team to OTC-QB at the open of market on June 15, 2018 after prompt communication with OTC Market Group, Compliance department to address the all short-falls of the requirements.

5.	On May 25, 2018, our new President & CEO Mr. Yap Kit Chuan entered into a Share Purchase Agreement with ex-director Prof. Dr. Wong Kong Yew to transfer all shares-holdings of Prof. Dr. Wong Kong Yew (70,414,500 restricted shares) to Mr. Yap Kit Chuan at a token consideration of $250. The shares will remain as restricted shares after the transfer. Subsequently on June 19, 2018 our transfer agent, Globex Transfer, LLC registered the change and issued the new restricted share certificate. Thereafter shareholdings by our Directors are Mr. Yap Kit Chuan 95.92% (71,939,500 restricted shares) and Prof. Dr. Huang Minxi 1.73% (1,295,500 restricted shares).

EMPLOYEES

Our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Mr. Yap Kit Chuan are assisted by personnel(s) provided by our Management Agent.

The Company has yet to have any full-time employee as The Board is assisted by a team consisting of highly competent professional consultants and experts in the related the fields during this period of transformation exercise.

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

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Fellazo Corp have issued 75,000,000 shares of common stock as at August 31, 2018. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of August 31, 2018, Fellazo Corp have a record of 27 shareholders holding our common stock.

Transfer Agent and Registrar

The transfer agent for Fellazo Corp’s capital stock is Globex Transfer, LLC, with an address at 780 Deltona Blvd., Suite 202, Deltona, FL 32725 and telephone number is 813-344-4490.

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

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended August 31, 2018 and since our incorporation on May 28, 2014 and presently had no plans to declare any dividend on our common stock.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the year ended August 31, 2018.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

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

RESULTS OF OPERATIONS FOR YEAR ENDED AUGUST 31, 2018

Revenue and cost of goods sold

For the year ended August 31, 2018 the Company have yet to commence any operation or generate any income.

Operating Expenses

The total operating expenses which consist solely of general and administration expenses totaled to $238,216 can be breakdown to the following with per centum to the total expenses;

Expenses	$	%	Expenses	$	%
Consultancy	(800)	(0.34)	Payroll Expenses	134,412	56.40
Management Fee - Malaysia Office	60,000	25.19	Bank Charges	346	0.15
Accounting/Audit Fee	17,500	7.35	Computer & Internet Expenses	67	0.03
OTC Listing Annual Fee	22,000	9.24	Gain/Loss in Exchange	(4,573)	(1.91)
Regulatory filings	6,700	2.81	Miscellaneous Loss	34	0.01
Share Management Fee	2,530	1.06
				238,216	100.00

Net Loss

The net loss for the year ended August 31, 2018 is $238,216 and total accumulated losses since incorporation is $651,251which resulted a net loss per share of $0.01.

Liquidity, Capital Resources and Cash Requirements

As of August 31, 2018, the Company’s private placement share proceeds of $70,115 placed with our Escrow Agent was transferred to our Management Agent.

The Company’s working capital deficit of $540,135 as of August 31, 2018 compared to working capital deficit of $301,919 as of August 31, 2017.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8. Financial Statements and Supplementary Data

FELLAZO CORP. FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Fellazo Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fellazo Corp. (the “Company”) as of August 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

November 29, 2018

FELLAZO CORP.

BALANCE SHEETS

AS AT AUGUST 31, 2018

	As At August 31, 2018	As At August 31, 2017
ASSETS
Current Assets
Cash	$631	$-
Other Receivable	-	70,115
Prepaid Expense	-	10,000
Total Current Assets	$631	$80,115

Total Assets	$631	$80,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	-	46,215
Other Creditor	540,766	322,034
Loans from director	-	13,785
Total Current Liabilities	$540,766	$382,034

Total Liabilities	$540,766	$382,034

Stockholders’ Deficit
Fellazo Corp common stock, par value $0.001; 75,000,000 shares issued and outstanding as of August 31, 2018 and August 31, 2017	75,000	75,000
Additional Paid In Capital	36,116	36,116
Accumulated Deficit	(651,251)	(413,035)
Total Stockholders’ Deficit	$(540,135)	$(301,919)

Total Liabilities and Stockholders’ Deficit	$631	$80,115

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED AUGUST 31, 2018

	For Year Ended August 31, 2018	For Year Ended August 31, 2017
REVENUES	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

OPERATING EXPENSES:
General and Administrative Expenses	238,216	376,201
TOTAL OPERATING EXPENSES	(238,216)	(376,201)

NET PROFIT/(LOSS) BEFORE PROVISION FOR INCOME TAX	(238,216)	(376,201)

NET PROFIT/(LOSS)	$(238,216)	$(376,201)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	75,000,000	16,249,794

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED AUGUST 31, 2018

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
BALANCE AUGUST 31, 2016	4,885,000	$4,885	$16,965	$(36,834)	$(14,984)

Settlement of Assets & Liabilities by previous Director - loan due to the previous Director is deemed a capital contribution	-	$-	$19,151	$-	$19,151

Private Placement shares issued for cash at $0.001 per share on July 04, 2018	70,115,000	70,115	-	$-	$70,115

Net Loss for year ended August 31, 2017	-	-	-	(376,201)	(376,201)

BALANCE AUGUST 31, 2017	75,000,000	$75,000	$36,116	$(413,035)	$(301,919)

Net Loss for year ended August 31, 2018	-	$-	$-	$(238,216)	$(238,216)

BALANCE AUGUST 31, 2018	75,000,000	$75,000	$36,116	$(651,251)	$(540,135)

See accompanying notes to financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED

	For Year Ended August 31, 2018	For Year Ended August 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(238,216)	$(376,201)
Changes in operating assets and liabilities:
Prepaid expense	10,000	(833)
Accrued expenses	(46,215)	41,215
Other Creditors	204,947	335,819

CASH FLOWS USED IN OPERATING ACTIVITIES	(69,484)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from director	-	(76)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	(76)

INCREASE/(DECREASE) IN CASH	(69,484)	(76)

Cash, beginning of period	70,115	76

Cash, end of period	$631	$-

Income tax payment	-	-
Interest expense	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
(1)

“Resulted from the Assignment Of Rights And Assumption Of Liabilities of Company to the previous sole-director of the Company, Mr. Galina Hripcenco for consideration of Mr. Hripcenco retiring all shares of the Company to the treasury of the Company”

	(a) Disposal of inventory	-	704
	(b) Prepaid expense forgone	-	1,300
	(c) Disposal loss of equipment	-	6,973
	(d) Waiver of loan from director	-	(28,128)
		-	(19,151)
(2)	Expenses paid by director on behalf of the Company	-	13,785
(3)	Loan to director repaid on behalf by management agent	13,785	-

See accompanying notes to financial statements.

FELLAZO CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR YEAR ENDED AUGUST 31, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the year ending August 31, 2018 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at August 31, 2018, the Company has a working capital deficit of $540,135 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In 2019, the Company is planning to commence it operations with heavy emphasis into healthcare - primarily bird-nest based health supplement and bird-nest related health products which include manufacturing and retail (retail chain and online). With our expertise in online applications platform, we would be developing an online network platform to market and sell our products and also a system to source and purchase raw materials we required.

Prime market for our produces at this stage would be East and South East Asia with focus into China’s upcoming consumer market.

We will also be sourcing funds from potential investors to finance purchases of raw materials needed to support our operations and surplus for potential buyers.

We believe this is significant growth potential to the Company which would generate more than sufficient revenue and liquidity to sustain the Company for the next twelve months and a significant future growth.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is as at August 31st.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when there is persuasive evidence of an arrangement, prices are fixed or determinable, products are fully delivered and collection is reasonably assured.

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

Recent Accounting Pronouncements

The Company has reviewed the recent updates for ASC 606 and 842 pronouncements. The Company is adopting these updates and does not believe that it may cause a material impact on its financial condition or the results of its operations.

NOTE 5 – STOCKHOLDERS EQUITY

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

On May 25, 2018, our new President & CEO Mr. Yap Kit Chuan entered into a Share Purchase Agreement with ex-director Prof. Dr. Wong Kong Yew to transfer all shares-holdings of Prof. Dr. Wong Kong Yew (70,414,500 restricted shares) to Mr. Yap Kit Chuan at a token consideration of $250. The shares will remain as restricted shares after the transfer. Subsequently on June 19, 2018 our transfer agent, Globex Transfer, LLC registered the change and issued the new restricted share certificate.

No	Name	Affiliation	No. of Existing Shares	Existing Share-holdings	After Transfer of Shares	Shareholdings after Placement
1.	Yap Kit Chuan	President, CEO, Secretary & Chairman of the Board of Directors	1,525,000	2.03%	71,939,500	95.92%

2.	Huang Minxi	Director	1,295,500	1.73%	1,295,500	1.73%

3.	Wong Kong Yew	Ex-Director	70,414,500	93.89%	0	0.00%
			73,235,000	97.65%	73,235,000	97.65%

NOTE 6 – COMMITMENTS AND CONTINGENCIES

(1)	Appointment of Swipypay Berhad (Malaysian Co. Reg. No. 1073591-H) on March 1, 2017 as Management Agent for our Malaysia office located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia at a monthly management fee of $5,000.

The Appointment shall be back-dated to December 1st, 2016 to facilitate claims for bills and payroll paid on behalf of the Company by the Agent during the Agent’s service trail-run period between December 1st, 2016 and February 28, 2017.

(2)	During this final quarter we had terminated the appointment of Shah Faiz & Co., (now known as Azlan Shah & Partners) as our Escrow Agent, we had paid their services up to April 2018.

(3)	We had also ceased the appointment of Calvary Consultant Limited of Hong Kong as our consultant during the year, in future we would engage them only on case to case basis. As a result of the conversion, we had reversed accrued monthly expense from August 2017 through May 2018 totaling to $26,000.

NOTE 7 – INCOME TAXES

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	August 31, 2018	August 31, 2017
Income tax provision (benefit) at statutory rate of 21% (2018) and 34% (2017)	$(50,025)	$(127,908)
Change in valuation allowance	$50,025	$127,908
	$-	$-
Deferred tax assets consist of:

Deferred tax assets (liabilities):
Net operating loss carry forward	$238,216	$376,201
Valuation allowance	$(238,216)	$(376,201)
Net differed tax assets	$-	$-

As of August 31, 2018 the Company had approximately $238,216 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2034. The NOLS may be subject to limitation under Internal Revenue Code Section 382 should be a greater than 50% ownership change as determined under regulations. On May 25, 2018, there is a major change in control of the Company, a transfer of 70,414,500 representing 93.89% of total outstanding shares from Wong Kong Yew to Yap Kit Chuan. The section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. The limitation imposed by section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate.

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

The Company does not currently have any ongoing tax examinations.

NOTE 8 – OTHER CREDITORS

Creditors’ Name	Services Provided	Amount
Swipypay Berhad (related party)	Management Agent	522,920
Malone Bailey, LLP	Auditor	11,046
Calvary Consultant Ltd	Consultant	6,500
Globex Transfer, LLC	Transfer Agent	300
	Total	540,766

(1) Our Management Agent, Swipypay Berhad (a company established in Malaysia) based on latest record is 80% owned by Yap Kit Chuan, our President, CEO, CFO, Treasurer, Secretary and Director. Total outstanding amount due to our Management Agent was $522,920 and $275,671 as at August 31, 2018 and August 31, 2017 respectively and this outstanding amount is interest free.

(2) Our Management Agent had during the current financial year fully settled outstanding Loan due from Director of $13,785 on the Company’s behalf. This loan from Director were payments made on behalf of the Company during the financial year ending August 31, 2017 towards invoices from our auditor, consultant and share transfer agent (include bank charges) by our then President, CEO, CFO, Treasurer and Chairman of the Board of Directors, Prof. Dr. Wong Kong Yew.

This payment amount is included in the amount outstanding due to our Management Agent as at August 31, 2018.

Item 9. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Identified Material Weaknesses

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of August 31, 2018.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2018.

Item 9A. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, age and titles of our executive officer and director are as follows:

Name of Executive
Officer and/or Director	Age	Position

WONG, Kong-Yew	44	President, CEO, CFO, Treasurer, Secretary and Director
		(Resigned on May 15, 2018)

HUANG Minxi	57	President, CEO, CFO, Treasurer, Secretary and Director
		(Appointed Director on September 9, 2016, Appointed President, CEO, CFO, Treasurer and Secretary on May 15, 2018)

YAP Kit Chuan	42	Director
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

Item 11. Executive Compensation

MANAGEMENT / DIRECTOR COMPENSATION

Mr. Yap Kit Chuan is drawing a monthly salary of RM30,000 (approximately $6,897) with contributions to Employee Provident Fund and Social Security (in accordance to Malaysian labor law) of RM3,669.05 (approximately $843), hence a total monthly salary compensation of RM 33,669.05 (approximately $7,740) effective from December 2016.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Professor Huang Minxi is not drawing any salary or compensation since his appointment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of our common stock shares of owned beneficially as of August 31, 2018 by: (i) each person (including any group) who is known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Affiliation	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yap Kit Chuan of B-18-2 Blok B, East Lake, Seksyen 3, Taman Serdang Perdana, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.	Director	71,939,500 (Direct)	95.92%

Common Stock	Huang Minxi of Room 4 Building No. 27, Ren Huang Shan Zhuang, Feng Huang Street, Wuxing District, Huzhou City, China	Director	1,295,500 (Direct)	1.73%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 31, 2018, there were 75,000,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions

During the year ended August 31, 2018, we had not entered into any transactions with our Executive Officer or Directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the value of 1% of the average of our total assets for the last three fiscal years.

In prior period, our then President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company, Prof. Dr. Wong Kong Yew settled on behalf of the Company, invoices from our auditor, consultant and share transfer agent (include bank charges) amounting to $13,785; this amount was taken-in as Loan from Director, however during quarter ending February 28, 2018 our Management Agent had fully settled all outstanding Loan due from Director on the Company’s behalf.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

Accounting Fees & Services	For Year Ended August 31, 2018	For Year Ended August 31, 2017
Audit fees	$17,000	$17,000
Audit related fees	-	-
Tax fee	-	-
All other fess – acquisition advice	500	-
Total	17,500	17,000

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

_____________

*	Filed herewith.

**	As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-208237)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLAZO CORP.

Date: November 29, 2018	By:	/s/ Yap Kit Chuan
	Name:	YAP KIT CHUAN
	Title:	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

