Form 10-Q
period 2018-11-30
Fellazo Corp
filed 2019-01-14
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2018

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark wheth9er the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 11, 2019 there were 75,000,000 shares outstanding of the registrant’s common stock.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FELLAZO CORP.

BALANCE SHEETS

(UNAUDITED)

	As At November 30, 2018	As At August 31, 2018
ASSETS
Current Assets
Cash	631	631
Total Current Assets	$631	$631

Total Assets	$631	$631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Other Creditor	6,001	17,847
Other Creditor – Related Party	578,888	522,919
Total Current Liabilities	$584,889	$540,766

Total Liabilities	$584,889	$540,766

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 1,000,000,000 shares Authorized, 75,000,000 shares issued and outstanding as of November 30, 2018 and August 31, 2018	75,000	75,000
Additional Paid In Capital	36,116	36,116
Accumulated Deficit	(695,374)	(651,251)
Total Stockholders’ Equity (Deficit)	$(584,258)	$(540,135)

Total Liabilities and Stockholders’ Equity (Deficit)	$631	$631

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended November 30, 2018	For Three Months Ended November 30, 2017

OPERATING EXPENSES:
General and Administrative Expenses	$44,123	$85,646
TOTAL OPERATING EXPENSES	44,123	85,646

NET LOSS BEFORE PROVISION FOR INCOME TAX	(44.123)	(85,646)

NET (LOSS)	$(44,123)	$(85,646)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC & DILUTED	75,000,000	75,000,000

See accompanying notes to unaudited financial statements.

FELLAZO CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended	For Three Months Ended
	November 30, 2018	November 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(44,123)	$(85,646)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expense	-	10,000
Other Creditors	(11,846)	(81,963)
Other Creditors – Related Party	55,969	149,809
Accrued expenses	-	7.800
CASH FLOWS USED IN OPERATING ACTIVITIES	-	-

INCREASE/(DECREASE) IN CASH	-	-

Cash, beginning of period	631	70,115

Cash, end of period	$631	$70,115

Income tax payment	-	-
Interest expense	-	-

See accompanying notes to unaudited financial statements.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended November 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2018, and related notes thereto included in the elsewhere in this filing.

Organization and Business Description

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending November 30, 2018 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As at November 30, 2018, the Company has a working capital deficit of $584,258 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 70% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $578,888 and $522,919 as at November 30, 2018 and August 31, 2018 respectively.

The additional amount of $55,969 incurred in this quarter consisted of the followings;

	Description	Coverage of Expense	Paid/Due To	Amount($)
1.	Management Fees	September 2018 to November 2018	Swipypay Berhad	15,000
2.	Payroll Expenses	September 2018 to November 2018	Swipypay Berhad	23,226
3.	Shares Management Fees	Retainer - June 2018 to August 2018	Globex Transfer, LLC	300
4.	Audit Fees	Audit Review Fee – Q3 ending May 2018	Malone-Bailey LLP	3.000
5.	Audit Fees	Audit – year ending August 31, 2018	Malone-Bailey LLP	8.000
6.	Audit Fees	Tax Filing - year ending August 31, 2018	Malone-Bailey LLP	3,250
7.	Regulatory Filings	Filing fees - November 2018 - January, 2019	PubCo Reporting Solutions, Inc	1,250
8.	Legal Fees	Advance Legal Fees	Parsons/Burnett/Bjordahl/Hume, LLP	2,000
9.	Bank Charges		Swipypay Berhad	297
10.	Gain on Exchange			(354)
			Total	55,969

NOTE 4 – SUBSEQUENT EVENTS

The Board of Director had agreed in principle for the Company on December 1, 2018 to acquire 49% shareholdings of Fellazo Berhad, a shell public limited company established in Malaysia. Fellazo Berhad is 80% owned by our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company Mr. Yap Kit Chuan since April 17, 2018.

The acquisition will be based on exchange of shares between the Company and Mr. Yap Kit Chuan; once confirmed is expected to be complete in January 2019.

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

During the quarter ending November 30, 2018 Company had commenced its transformation into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

SIGNIFICANT EVENTS

Summary of significant events during the quarter ending November 30, 2018;

(a)	The Company had appointed PubCo Reporting Solutions, Inc. as our new filing agent replacing GreenPro Financial Consulting Limited of Hong Kong effective November 1, 2018 for an annual fee of $6,800 which include Edgar/XBRL filings and Corporate Secretary services.

(b)	We had also engaged Mr. James B. Parsons of Parsons/Burnett/Bjordahl/Hume, LLP as our SEC attorney to assist the Company with legal matters during our corporate exercises.

SUBSEQUENT EVENTS

The Board of Director had agreed in principle for the Company on December 1, 2018 to acquire 49% shareholdings of Fellazo Berhad, a shell public limited company established in Malaysia. Fellazo Berhad is 80% owned by our President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company Mr. Yap Kit Chuan since April 17, 2018.

The acquisition will be based on exchange of shares between the Company and Mr. Yap Kit Chuan; once confirmed is expected to be complete in January 2019

EMPLOYEES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

Item 5. OTHER INFORMATION

None.

10

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

FELLAZO CORP.

Date: January 14, 2019	By:	/s/ YAP KIT CHUAN
	Name:	YAP KIT CHUAN
	Title:	President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

12