Form 10-Q
period 2019-02-28
Fellazo Corp
filed 2019-04-23
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 19, 2019 there were 86,264,000 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

3

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2019	2018
		(Restated)
ASSETS
Current Assets
Cash and cash equivalent	$2,671	$2,503
Total Current Assets	2,671	2,503
TOTAL ASSETS	$2,671	$2,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$11,793	$18,777
Due to related party	597,997	502,226
Total Current Liabilities	609,790	521,003
TOTAL LIABILITIES	609,790	521,003

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 and 75,000,000 shares issued and outstanding as of February 28, 2019 and August 31, 2018, respectively	86,264	75,000
Additional paid-in capital	36,122	47,386
Accumulated deficit	(739,979)	(651,637)
Accumulated other comprehensive loss	(183)	(284)
Total Fellazo Corp. Stockholders’ Deficit	(617,776)	(529,535)
Non-controlling interest	10,657	11,035
Total Stockholders’ Deficit	(607,119)	(518,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,671	$2,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F-1

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	44,014	64,302	88,824	149,948
Total operating expenses	44,014	64,302	88,824	149,948

Loss from operations	(44,014)	(64,302)	(88,824)	(149,948)

Loss before taxes	(44,014)	(64,302)	(88,824)	(149,948)

Income tax	-	-	-	-

Net loss	(44,014)	(64,302)	(88,824)	(149,948)
Net loss attributable to the non-controlling interest	(131)	-	(482)	-
Net Loss Attributable To The Shareholders of Fellazo Corp.	$(43,883)	$(64,302)	$(88,342)	$(149,948)

Other comprehensive income
Foreign currency translation gain	589	-	205	-
Total comprehensive loss	(43,425)	(64,302)	(88,619)	(149,948)
Comprehensive Income (Loss) attributable to the non-controlling interest	169	-	(378)	-
Comprehensive Loss Attributable To The Shareholders of Fellazo Corp.	$(43,594)	$(64,302)	$(88,241)	$(149,948)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	82,384,678	75,000,000	78,672,064	75,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F-2

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended February 28, 2019

(Unaudited)

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2018 (Restated)	75,000,000	$75,000	$47,386	$(651,637)	$(284)	$11,035	$(518,500)
Net loss	-	-	-	(44,459)	-	(351)	(44,810)
Foreign currency translation gain	-	-	-	-	(188)	(196)	(384)
Balance, November 30, 2018 (Restated)	75,000,000	75,000	47,386	(696,096)	(472)	10,488	(563,694)
Acquisition of subsidiary under common control	11,264,000	11,264	(11,264)	-	-	-	-
Net loss	-	-	-	(43,883)	-	(131)	(44,014)
Foreign currency translation gain	-	-	-	-	289	300	589
Balance, February 28, 2019	86,264,000	$86,264	$36,122	$(739,979)	$(183)	$10,657	$(607,119)

The accompanying notes are an integral part of these unaudited consolidated financial statements

F-3

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended February 28, 2018

(Unaudited)

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2017	75,000,000	$75,000	$36,116	$(413,035)	$-	-	$(301,919)
Net loss	-	-	-	(85,646)	-	-	(85,646)
Balance, November 30, 2017	75,000,000	75,000	36,116	(498,681)	-	-	(387,565)
Net loss	-	-	-	(64,302)	-	-	(64,302)
Balance, February 28, 2018	75,000,000	$75,000	$36,116	$(562,983)	$-	$-	$(451,867)

The accompanying notes are an integral part of these unaudited consolidated financial statements

F-4

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 28,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(88,824)	$(149,948)
Changes in operating assets and liabilities:
Prepaid expense	-	10,000
Due to related party	95,771	140,720
Accounts payable and accrued liabilities	(6,984)	14,300
Net Cash Provided by (Used in) Operating Activities	(37)	15,072

Cash Flows from Financing Activities:
Repayment of loan from director	-	(13,785)
Net Cash Used in Financing Activities	-	(13,785)

Effects on changes in foreign exchange rate	205	-

Net change in cash and cash equivalents	168	1,287
Cash and cash equivalents, beginning of period	2,503	70,115
Cash and cash equivalents, end of period	$2,671	$71,402

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Stock issued for acquisition of subsidiary under common control	$11,264	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

F-5

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Period Ended February 28, 2019

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending February 28, 2019 the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya SungeiBesi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

Acquisition Under Common Control

On January 2, 2019, the Company issued 11,264,000 shares of common stock to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, who is also one of the shareholder of Fellazo Berhad (“FB”), a company incorporated in Malaysia, to acquire 49,000 common shares of FB. Before the acquisition, Yap owned 98% of the Company on June 19, 2018 and 80% of FB on April 17, 2018. After the acquisition which was concluded on February 22, 2019, the Company holds 49% of the shareholding of FB. The Company and FB were under common control before the acquisitionas a variable interest entity (VIE), and is consolidated in accordance to ASC-805-50, in which the assets and liabilities of FB have been presented at their carrying values at the date of common control on June 19, 2018.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

F-6

As of February 28, 2019, the Company had an accumulated deficit of $739,979 and net loss of $88,824 and net cash used in operations of $37 for the six months ended February 28, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended February 28, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2018, and related notes thereto included in the elsewhere in this filing.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its 49% owned subsidiary Fellazo Berhad, an entity under common control. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Variable Interest Entities

The Company holds both the power to direct the most significant activities of FB, as well as an economic interest in FB and, as such, is deemed to be the primary beneficiary or consolidator of FB. The determination of the VIE’s primary beneficiary requires an evaluation of the contractual and implied rights and obligations associated with each party’s relationship with or involvement in the entity, an estimate of the entity’s expected losses and expected residual returns and the allocation of such estimates to each party involved in the entity.

F-7

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States Dollar (“USD”). The Company’s subsidiary in Malaysia maintains their books and records in their local currency, the Malaysia Ringgit (“RM”), which is the functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not the USD are translated into USD, in accordance with ASC 830, “Translation of Financial Statements”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Exchange Rates	2/28/2019	8/31/2018	2/28/2018
Spot rate RM : USD exchange rate	0.2459	0.2434	0.2553
Average period RM : USD exchange rate	0.2415	N/A	0.2444

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In October 2018, FASB issued ASU No. 2018-17, Consolidation - Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810). ASU No. 2018-17 guidance eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This pronouncement is effective for public entities for fiscal years ending after December 15, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

F-8

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, SwipypayBerhad (a company established in Malaysia) is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $597,997 and $502,226 as at February 28, 2019 and August 31, 2018 respectively. The additional amount of $95,771 incurred in the six months ended February 28 2019 consisted of operating expenses paid on behalf of the Company

On January 2, 2019, 11,264,000 shares of common stock were issued to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder for the acquisition of FB (see Note 1).

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value $0.001.

During the period ended February 28, 2018, there were no issuances of common stock.

On January 2, 2019, the Company issued 11,264,000 shares of common stock of the Company to our officer and majority shareholder for the acquisition of FB.

As of February 28, 2019 and August 31, 2018, 86,264,000 and 75,000,000 shares of common stock were issued and outstanding, respectively.

F-9

NOTE 5 - RESTATEMENT

Due to the acquisition of FB, an entity under common control since June 18, 2018 (see Note 1), the Company has disclosed the balance sheet as of August 31, 2018, to restate the information on a consolidated basis as follows:

		Acquired
	Originally Reported	Entity under common control	Restatement Adjustment	As Restated
ASSETS
Current Assets
Cash and cash equivalent	$631	$1,872	$-	$2,503
Total Current Assets	631	1,872	-	2,503
TOTAL ASSETS	$631	$1,872	$-	$2,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$-	$930	$17,847	$18,777
Due to related party	540,766	(20,693)	(17,847)	502,226
Total Current Liabilities	540,766	(19,763)	-	521,003
TOTAL LIABILITIES	540,766	(19,763)	-	521,003

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
0 shares issued and outstanding	-	-	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
75,000,000 shares issued and outstanding as of August 31, 2018	75,000	24,977	(24,977)	75,000
Additional paid-in capital	36,116	-	11,270	47,386
Accumulated deficit	(651,251)	(2,763)	2,377	(651,637)
Accumulated other comprehensive loss	-	(579)	295	(284)
Total Fellazo Corp. Stockholders’ Deficit	(540,135)	21,635	(11,035)	(529,535)
Non-controlling interest	-	-	11,035	11,035
Total Stockholders’ Deficit	(540,135)	21,635	-	(518,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$631	$1,872	$-	$2,503

F-10

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” or “the Company” mean Fellazo Corp., and FellazoBerhad, a Malaysian company, of which we own 49%, unless otherwise indicated.

Overview of Corporate History

Fellazo Corp. was incorporated in the State of Nevada on May 28, 2014. The Company’s fiscal year end is August 31.

Overview of Current Business

During the quarter ending February 28, 2019 the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

On January 2, 2019, the Company issued 11,264,000 common shares to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, who is also one of the shareholders of FellazoBerhad (“FB”), a company incorporated in Malaysia, to acquire 49,000 common shares of FB (“FB Shares”). On February 28, 2019, the FB Shares were issued to the Company, and the acquisition closed. After the acquisition, the Company holds 49% of the issued and outstanding shares of FB.

The Company and FB were under common control before the acquisition; therefore, the transaction has been accounted for as a variable interest entity (VIE) under common control in accordance to ASC-810-10, in which the assets and liabilities of FB have been presented at their carrying values at the date of common control on June 19, 2018.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya SungeiBesi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.Our corporate website is http://fellazo.com.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this quarterly report.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of the three months ended February 28, 2019 and February 28, 2018

	Three Months Ended
	February 28,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	44,014	64,302	(20,288)	(32%)
Net loss	$44,014	$64,302	$(20,288)	(32%)

Our general and administrative expenses were $44,014for the three months ended February 28, 2019, as compared to $64,302 for the same period in 2018. The decrease in general and administrative expenses was primarily due to decreased payroll expenses and management fees.

Comparison of the six months ended February 28, 2019 and February 28, 2018

	Six Months Ended
	February 28,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	88,824	149,948	(61,124)	(41%)
Net loss	$88,824	$149,948	$(61,124)	(41%)

Our general and administrative expenses were $88,824for the six months ended February 28, 2019, as compared to $149,948 for the same period in2018. The decrease in general and administrative expenses was primarily due to decreased payroll expenses and management fees.

Liquidity and Capital Resources

Working Capital

	February 28,	August 31,
	2019	2018	Change
Current assets	$2,671	$2,503	$168
Current liabilities	$609,790	$521,003	$88,787
Working capital deficiency	$(607,119)	$(518,500)	$(88,619)

The Company’s current assets consists of cash and cash equivalents of $2,671at February 28, 2019, as compared to cash and cash equivalents of $2,503 at August 31, 2018.

As at February 28, 2019, current liabilities consisted of accounts payable and accrued liabilities of $11,793and due to a related party of $597,997, as compared to August 31, 2018, current liabilities consisted of accounts payable and accrued liabilities of $18,777and due to a related party of $502,226. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Six Months Ended
	February 28,
	2019	2018	Change
Cash provided by (used in) operating activities	$(37)	$15,072	$(15,109)
Cash used in financing activities	-	(13,785)	13,785
Effects on changes in foreign exchange rate	205	-	205
Net change in cash and cash equivalents for the period	$168	$1,287	$(1,119)

Cash Flow from Operating Activities

Cash flows used in operations was $37 during the six months ended February 28, 2019, compared with cash flows provided by operations of $15,072 during the same period in 2018. The decrease is mainly due to the change in other creditors – related party, partially offset by the decreased net loss.

Cash Flow from Financing Activities

During the six months ended February 28, 2019 and 2018, the Company repaid $0 and $13,785 toa director, respectively.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

For a complete description of our critical accounting policies and estimates, refer to our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

(1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) inadequate segregation of duties consistent with control objectives;

(3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

(4) ineffective controls over period end financial disclosure and reporting processes.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP and establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

Not Applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The company issued 11,264,000 shares of common stock to an affiliate. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On January 2, 2019, the Company issued 11,264,000 common shares to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, who is also one of the shareholders of FellazoBerhad (“FB”), a company incorporated in Malaysia, to acquire 49,000 common shares of FB (“FB Shares”). On February 28, 2019, the FB Shares were issued to the Company, and the acquisition closed. After the acquisition, the Company holds 49% of the issued and outstanding shares of FB.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	11/27/2015
3.3	Bylaws	S-1	3.2	11/27/2015
3.4	Certificate of Amendment to Articles of Incorporation, effective as of September 19, 2017	8-K	3.1	09/22/2017
10.1*	Stock purchase agreement
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

___________

* Filed herewith
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLAZO CORP.
(Registrant)

Dated: April 23, 2019	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company

