Form 10-Q
period 2019-05-31
Fellazo Corp
filed 2019-07-22
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number 333-208237

FELLAZO CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0840869
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia
(Address of principal executive offices)	(Zip Code)

+603 89638 5638 http://fellazo.com
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES     ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 22, 2019 there were 86,264,000 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2019	2018
		(Restated)
ASSETS
Current Assets
Cash and cash equivalent	$20,648	$2,503
Total Current Assets	20,648	2,503
TOTAL ASSETS	$20,648	$2,503

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,767	$18,777
Due to related party	662,628	502,226
Total Current Liabilities	680,395	521,003
TOTAL LIABILITIES	680,395	521,003

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 and 75,000,000 shares issued and outstanding as of May 31, 2019 and August 31, 2018, respectively	86,264	75,000
Additional paid-in capital	36,122	47,386
Accumulated deficit	(791,991)	(651,637)
Accumulated other comprehensive loss	(485)	(284)
Total Fellazo Corp. Stockholders' Deficit	(670,090)	(529,535)
Non-controlling interest	10,343	11,035
Total Stockholders' Deficit	(659,747)	(518,500)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,648	$2,503

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
	May 31,		May 31,
	2019	2018	2019	2018
Operating Expenses
General and administrative expenses	$52,012	$53,038	$140,836	$202,986
Total operating expenses	52,012	53,038	140,836	202,986

Loss from operations	(52,012)	(53,038)	(140,836)	(202,986)

Loss before taxes	(52,012)	(53,038)	(140,836)	(202,986)

Net loss	(52,012)	(53,038)	(140,836)	(202,986)
Net loss attributable to the non-controlling interest	-	-	(482)	-
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(52,012)	$(53,038)	$(140,354)	$(202,986)

Other comprehensive loss
Foreign currency translation loss	(616)	-	(411)	-
Total comprehensive loss	(52,628)	(53,038)	(141,247)	(202,986)
Comprehensive Loss attributable to the non-controlling interest	(314)	-	(692)	-
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(52,314)	$(53,038)	$(140,555)	$(202,986)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	75,000,000	81,230,118	75,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended May 31, 2019 and 2018

(Unaudited)

					Accumulated
			Additional		other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total

Balance, February 28, 2019	86,264,000	$86,264	$36,122	$(739,979)	$(183)	$10,657	$(607,119)
Net loss	-	-	-	(52,012)	-	-	(52,012)
Foreign currency translation loss	-	-	-	-	(302)	(314)	(616)
Balance, May 31, 2019	86,264,000	$86,264	$36,122	$(791,991)	$(485)	$10,343	$(659,747)

Balance, February 28, 2018	75,000,000	$75,000	$36,116	$(562,983)	$-	$-	$(451,867)
Net loss	-	-	-	(53,038)	-	-	(53,038)
Balance, May 31, 2018	75,000,000	$75,000	$36,116	$(616,021)	$-	$-	$(504,905)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended May 31, 2019 and 2018

(Unaudited)

					Accumulated
			Additional		other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total

Balance, August 31, 2018	75,000,000	$75,000	$47,386	$(651,637)	$(284)	$11,035	$(518,500)
Acquisition of subsidiary under common control	11,264,000	11,264	(11,264)	-	-	-	-
Net loss	-	-	-	(140,354)	-	(482)	(140,836)
Foreign currency translation gain	-	-	-	-	(201)	(210)	(411)
Balance, May 31, 2019	86,264,000	$86,264	$36,122	$(791,991)	$(485)	$10,343	$(659,747)

Balance, August 31, 2017	75,000,000	$75,000	$36,116	$(413,035)	$-	$-	$(301,919)
Net loss	-	-	-	(202,986)	-	-	(202,986)
Balance, May 31, 2018	75,000,000	$75,000	$36,116	$(616,021)	$-	$-	$(504,905)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	May 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(140,836)	$(202,986)
Changes in operating assets and liabilities:
Expenses paid by related party	39,777	112,106
Prepaid expense	-	10,000
Accounts payable and accrued liabilities	(1,010)	25,200
Net Cash Used in Operating Activities	(102,069)	(55,680)

Cash Flows from Financing Activities:
Advance from a related party	120,625	-
Repayment of loan from director	-	(13,785)
Net Cash Provided by (Used in) Financing Activities	120,625	(13,785)

Effects on changes in foreign exchange rate	(411)	-

Net change in cash and cash equivalents	18,145	(69,465)
Cash and cash equivalents, beginning of period	2,503	70,115
Cash and cash equivalents, end of period	$20,648	$650

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Stock issued for acquisition of subsidiary under common control	$11,264	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Period Ended May 31, 2019

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending May 31, 2019 the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya SungeiBesi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

Acquisition Under Common Control

On January 2, 2019, the Company issued 11,264,000 shares of common stock to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, who is also one of the shareholder of Fellazo Berhad (“FB”), a company incorporated in Malaysia, to acquire 49,000 common shares of FB. Before the acquisition, Yap owned 98% of the Company on June 19, 2018 and 80% of FB on April 17, 2018. After the acquisition which was concluded on February 22, 2019, the Company holds 49% of the shareholding of FB. The Company and FB were under common control before the acquisition as a variable interest entity (VIE), and is consolidated in accordance to ASC-805-50, in which the assets and liabilities of FB have been presented at their carrying values at the date of common control on June 19, 2018.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of May 31, 2019, the Company had an accumulated deficit of $791,991, and net loss of $140,836 and net cash used in operating activities of $102,069 for the nine months ended May 31, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of May 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended May 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements for the year ended August 31, 2018, and related notes thereto included in the elsewhere in this filing.

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

Exchange Rates	5/31/2019	8/31/2018	5/31/2018
Spot rate RM : USD exchange rate	0.2386	0.2434	0.2512
Average period RM : USD exchange rate	0.2419	N/A	0.2480

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, SwipypayBerhad (a company established in Malaysia) is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $662,628 and $502,226 as at May 31, 2019 and August 31, 2018 respectively. The additional amount of $160,402 incurred in the nine months ended May 31, 2019 consisted of operating expenses paid on behalf of the Company of $39,777 and advance from a related party of $120,625.

On January 2, 2019, 11,264,000 shares of common stock were issued to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder for the acquisition of FB (see Note 1).

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value $0.001.

During the period ended May 31, 2018, there were no issuances of common stock.

On January 2, 2019, the Company issued 11,264,000 shares of common stock of the Company to our officer and majority shareholder for the acquisition of FB.

As of May 31, 2019 and August 31, 2018, 86,264,000 and 75,000,000 shares of common stock were issued and outstanding, respectively.

NOTE 5 - RESTATEMENT

Due to the acquisition of FB, an entity under common control since June 18, 2018 (see Note 1), the Company has disclosed the balance sheet as of August 31, 2018, to restate the information on a consolidated basis as follows:

		Acquired Entity
	Originally Reported	under common control	Restatement Adjustment	As Restated
ASSETS
Current Assets
Cash and cash equivalent	$631	$1,872	$-	$2,503
Total Current Assets	631	1,872	-	2,503
TOTAL ASSETS	$631	$1,872	$-	$2,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$-	$930	$17,847	$18,777
Due to related party	540,766	(20,693)	(17,847)	502,226
Total Current Liabilities	540,766	(19,763)	-	521,003
TOTAL LIABILITIES	540,766	(19,763)	-	521,003

Stockholders’ Deficit
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding	-	-	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 75,000,000 shares issued and outstanding as of August 31, 2018	75,000	24,977	(24,977)	75,000
Additional paid-in capital	36,116	-	11,270	47,386
Accumulated deficit	(651,251)	(2,763)	2,377	(651,637)
Accumulated other comprehensive loss	-	(579)	295	(284)
Total Fellazo Corp. Stockholders’ Deficit	(540,135)	21,635	(11,035)	(529,535)
Non-controlling interest	-	-	11,035	11,035
Total Stockholders’ Deficit	(540,135)	21,635	-	(518,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$631	$1,872	$-	$2,503

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” or “the Company” mean Fellazo Corp., and Fellazo Berhad, a Malaysian company, of which we own 49%, unless otherwise indicated.

Corporate Overview

Fellazo Corp. was incorporated in the State of Nevada on May 28, 2014. The Company’s fiscal year end is August 31.

During the quarter ending May 31, 2019 the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

On January 2, 2019, the Company issued 11,264,000 common shares to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, who is also one of the shareholders of Fellazo Berhad (“FB”), a company incorporated in Malaysia, to acquire 49,000 common shares of FB (“FB Shares”). On February 28, 2019, the FB Shares were issued to the Company, and the acquisition closed. After the acquisition, the Company holds 49% of the issued and outstanding shares of FB.

The Company and FB were under common control before the acquisition; therefore, the transaction has been accounted for as a variable interest entity (VIE) under common control in accordance to ASC-810-10, in which the assets and liabilities of FB have been presented at their carrying values at the date of common control on June 19, 2018.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7 km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia. Our corporate website is http://fellazo.com.

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

Comparison of the three months ended May 31, 2019 and May 31, 2018

	Three Months Ended
	May 31,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	52,012	53,038	(1,026)	(2)%
Net loss	$52,012	$53,038	$(1,026)	(2)%

Our general and administrative expenses were $52,012 for the three months ended May 31, 2019, as compared to $53,038 for the same period in 2018. The decrease in general and administrative expenses was primarily due to decreased payroll expenses and management fees.

Comparison of the nine months ended May 31, 2019 and May 31, 2018

	Nine Months Ended
	May 31,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	140,836	202,986	(61,505)	(31)%
Net loss	$140,836	$202,986	$(61,505)	(31)%

Our general and administrative expenses were $140,836 for the nine months ended May 31, 2019, as compared to $202,986 for the same period in 2018. The decrease in general and administrative expenses was primarily due to decreased payroll expenses and management fees.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2019	2018	Change
Current assets	$20,648	$2,503	$18,145
Current liabilities	$680,395	$521,003	$159,392
Working capital deficiency	$(659,747)	$(518,500)	$(141,247)

The Company’s current assets consists of cash and cash equivalents of $20,648 at May 31, 2019, as compared to cash and cash equivalents of $2,503 at August 31, 2018.

As at May 31, 2019, current liabilities consisted of accounts payable and accrued liabilities of $17,767 and due to a related party of $662,628, as compared to August 31, 2018, current liabilities consisted of accounts payable and accrued liabilities of $18,777 and due to a related party of $502,226. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Nine Months Ended
	May 31,
	2019	2018	Change
Cash used in operating activities	$(102,069)	$(55,680)	$(46,389)
Cash provided by (used in) financing activities	120,625	(13,785)	134,410
Effects on changes in foreign exchange rate	(411)	-	(411)
Net change in cash and cash equivalents for the period	$18,145	$(69,465)	$87,610

Cash Flow from Operating Activities

Cash flows used in operations was $102,069 during the nine months ended May 31, 2019, compared with cash flows used in operations of $55,680 during the same period in 2018. The increase is mainly due to decrease in expenses paid by related party and accounts payable and accrued liabilities, partially offset by decrease in net loss.

Cash Flow from Financing Activities

During the nine months ended May 31, 2019 and 2018, the Company received $120,625 from a related party and repaid $0 and $13,785 to a director, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not a party to any legal proceedings that could have a material adverse effect on the Company’s business, financial condition or operating results. Further, to the Company’s knowledge no such proceedings have been threatened against the Company.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	11/27/2015
3.3	Bylaws	S-1	3.2	11/27/2015
3.4	Certificate of Amendment to Articles of Incorporation, effective as of September 19, 2017	8-K	3.1	09/22/2017
10.1	Stock purchase agreement	10-Q	10.1	04/23/2019
21.1*	Subsidiaries of the Registrant
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

___________

* Filed herewith
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELLAZO CORP.
(Registrant)

Dated: July 22, 2019	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

