Form 10-K
period 2019-08-31
Fellazo Corp
filed 2020-08-10
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2019

☐     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number: 333-208237

FELLAZO CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	3990	30-0840869
(State or other jurisdiction of	(Primary Standard Industrial	(IRS Employer
incorporation or organization)	Classification Number)	Identification Number)

8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungai Besi, 43300 Seri Kembangan,

Selangor Darul Ehsan, Malaysia.

Website: http://fellazo.com	Tel. +603-9547 9638	Email: info@fellazo.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

None

Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on February 28, 2019 was $24,710,000 based on a $14 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Fellazo Corp has 86,264,000 common shares issued and outstanding as of August 7, 2020.

PART I

Item 1. Business

GENERAL

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014 with a business plan of producing and distributing billboard banners, designer film advertisements, vinyl car ornaments and thermal transfer images.

On January 2, 2019, the Company issued 11,264,000 shares of common stock to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, who is also one of the shareholders of Fellazo Berhad (“FB”), a company incorporated in Malaysia, to acquire 49,000 common shares of FB. Before the acquisition, Yap owned 95.92% of the Company on June 19, 2018 and 80% of FB on April 17, 2018. After the acquisition which was concluded on February 22, 2019, the Company holds 49% of the issued and outstanding shares of FB. The Company and FB were under common control before the acquisition as a variable interest entity.

During the year ending August 31, 2019 the Company had commenced its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market.

In 2019, the Company began commencing its operations with heavy emphasis into healthcare - primarily bird-nest based health supplement and bird-nest related health products which include manufacturing and retail (retail chain and online). With our expertise in online applications platform, we would be developing an online network platform to market and sell our products and also create a system to source and purchase raw materials we required.

Effective in October 2019, our 49% owned subsidiary Fellazo Berhad commenced its engagement in the business of “Healthcare and Personal Wellness” products and related products. Its operations include but are not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

Prime market for our products at this stage would be East and South East Asia with focus into China’s upcoming consumer market.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7 km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia. Our corporate website is http://fellazo.com.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

PRODUCTS

Introduction to Edible Bird’s Nest (Bird-nest)

Edible bird’s nests are nests of swiftlets made by using the swiftlets’ saliva which solidified naturally to form their nest. The normally pale white bird nests are harvested, cleaned and prepared for human consumption. They are particularly prized in Chinese culture due to their rarity and perceived to have a high nutritional value in promoting good health, especially for the skin.

These nests have been used in Chinese high-end cuisine for centuries, most often as bird-nest soup. With advancement in food and pharmaceutical technologies, bird-nests are a main ingredient in a lot of health-food, nutritional beverages and personal care cleansing and beauty products.

Swiftlets are birds of dull color, with shades of black, brown, and gray. Their legs are very short, preventing them from perching on branches, but allowing them to cling to vertical surfaces. Flight are mainly gliding due to very long primary feathers and small breast muscles. The larger swiftlets weigh about 14 grams and are 10 cm long.

Swiftlet nests are naturally found high up on walls of limestone caves which made harvesting them extremely difficult and dangerous, but nowadays swiftlets are being lured to nest in specially built “nesting houses” for the ease of harvesting.

Raw bird-nests harvested are cleaned to remove any foreign substances and are then graded based on the color and the shape of the bird-nest.

Our Company’s main core products for the next six (6) months

(a)	Raw bird-nests - initially we will purchase raw bird-nests from bird-nest farmers locally in Malaysia but we are also seeking sources from nearby countries in South East Asia, such as Indonesia, Philippines, Vietnam and others. This initial plan is also to create a network of consistent supplies of raw bird-nests. The raw bird-nests will then be sold to bird-nest processing factories and also for use at our show-factory located at our premise.

(b)	Clean bird-nests - we have made arrangements with small-holder bird-nest processing factories to supply them the raw bird-nests with assurance that they will sell all the same finished clean products to us. This will ensure we have a constant supply of clean bird-nests.

This clean bird-nest will be packed in different packages in according to volume and grades for stock-up and sale at our retail outlet on our premise.

(c)	OEM personal cleansing and nourishing facial products under the brand name of “Yanduopin (YDP)” which name meant “Multiple Bird Nest Product” – we are in the process of testing and performing consumer surveys on our five (5) types of personal cleansing and nourishing facial products which include:

(i)	YDP+ Y-Essence Brightening Cleanser with 0.5% Bird-Nest Extract
(ii)	YDP+ Y-Essence Nourishing Serum with 2.0% Bird-Nest Extract
(iii)	YDP+ Y-Essence Radiating Night Cream with 3.0% Bird-Nest Extract
(iv)	YDP+ Y-Essence Revitalizing Day Cream SPF30 with 1.0% Bird-Nest Extract
(v)	YDP+ Y-Essence Ultra-Thin Moisturizing Silk Mask with 1.0% Bird-Nest Extract

All above OEM products are registered by the manufacturer under the Control of Drug & Cosmetic Regulation 1984 – Regulation 18A(2) with the Director of Pharmaceutical Services, Ministry of Health Malaysia.

CUSTOMERS

Our target customers at least for the next one (1) year;

(1)	Raw bird-nest - small and medium size processing factories in Malaysia.
(2)	Clean bird-nest - consumer majority Asian female aged from 18 to 65 years.
(3)	YDP+ Y-Essence Personal Cleansing & Nourishing Facial products – consumer majority Asian female aged from 23 to 65 years.

SALES AND MARKETING

In the next six (6) months, we are setting up a show-factory for processing raw bird-nests at our premise. We expect this will entice visits by tourist and tour groups to our retail outlet located at the same premise.

We are also in process of setting-up our own online-store “YDP Mall” partnered with JD.com of China.

JD.com is China’s largest online retailer and its biggest overall retailer, as well as the country’s biggest Internet company by revenue. JD.com sets the standard for online shopping through its commitment to quality, authenticity, and its vast product offering covering everything from fresh food and apparel to electronics and cosmetics.

SUPPLY, MANUFACTURE AND DISTRIBUTION

(1) To create a network of consistence supplies of the raw bird-nests and clean bird-nests to sustain our sales.

- Studies is been conducted on options to acquire our own bird-nesting houses to ensure consistent and quality supplies.

(2) By setting-up our show-factory also provide a platform for our management to learn and experience all the requirements, regulations and procedures of operating a bird-nest processing factory should the management decide to set-up our own factories.

SEASONALITY

Our products are not influenced by seasonality.

COMPETITION

The bird-nest industry is becoming a very competitive market and increasingly popular due to the huge consumer market in China. There are a lot of companies especially in Malaysia whom are venturing into the bird-nest and bird-nest related products market.

Competition for raw bird-nest is also very high, thus it is essential to establish a network of suppliers to ensure consistent supplies. Our company is considering options to acquire our own bird-nesting houses to ensure consistent and quality supplies.

We target to be ahead of our competitors by;

(a)	sourcing for good quality raw bird-nest locally or overseas
(b)	ensuring efficiency of bird-nest processing of our factory/partner to reduce wastage
(c)	selling our products through the most effective manner by bringing out products to the consumer through online sales or retail outlets at consumers’ locality.

GOVERNMENT REGULATION

We will always comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

For the next twelve (12) months, we will rely on approval and licenses obtained by our bird-nest processing partners and manufacturers.

RESEARCH AND DEVELOPMENT

None.

INTELLECTUAL PROPERTY

Not Applicable.

EMPLOYEES

Other than our directors and officers, who provide their services to our company and independent consultants, we have no full time employees. Mr. Yap Kit Chuan, our sole officer is assisted by personnel(s) provided by our Management Agent, Swipypay Berhad, at no cost. Swipypay Berhad, is a Malaysia corporation, owned 80% by our director Yap Kit Chuan.

The Company has yet to have any full-time employee as The Board is assisted by a team consisting of highly competent professional consultants and experts in the related the fields during this period of transformation exercise.

Item 1A. Risk Factors

Not Applicable to smaller reporting company.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our Company does not own any property, our Malaysia office is shared with our Management Agent.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosure

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed for quotation on the OTCQB of the OTC Markets under the symbol “FLLZ”.

There is no established current public market for the shares of our common stock. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our shares are issued in registered form. Globex Transfer, LLC, with an address at 780 Deltona Blvd., Suite 202, Deltona, FL 32725 and telephone number is 813-344-4490, is the registrar and transfer agent for our common shares.

On August 7, 2020, the shareholders’ list showed 27 registered shareholders with 86,264,000 shares of common stock outstanding.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended August 31, 2019 and since our incorporation on May 28, 2014 and presently had no plans to declare any dividend on our common stock.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the year ended August 31, 2019.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

On January 2, 2019, the Company issued a further 11,264,000 shares of common stock to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, to acquire 49,000 common shares of Fellazo Berhad. Before the acquisition, Yap owned 95.92% (71,939,500 shares) of the Company on November 30, 2018, after the acquisition which was concluded on February 22, 2019, Yap Kit Chuan’s holding of the Company is 96.45% (83,203,500 shares).

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this annual report.

As at August 31, 2019, the Company has a working capital deficit of $778,127 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, may raise substantial doubt about the Company’s ability to continue as a going concern.

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

Comparison of the years ended August 31, 2019 and, 2018

	Years Ended
	August 31,
	2019	2018	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	271,780	227,003	44,777	20%
Net loss	$271,780	$227,003	$44,777	20%

Our general and administrative expenses were $271,780 for the year ended August 31, 2019, with an increase of $44,777 as compared to $227,003 for the same period in 2018. The increase in general and administrative expenses was primarily due to increased company management fees, partially offset by decrease in payroll expenses.

Liquidity and Capital Resources

Working Capital

	August 31,	August 31,
	2019	2018	Change	%
Current assets	$73,572	$14,503	$59,069	407%
Current liabilities	$851,699	$521,003	$330,696	63%
Working capital deficiency	$(778,127)	$(506,500)	$(271,627)	54%

The Company’s current assets consists of cash and cash equivalents of $54,467 and prepaid expense of $19,105 at August 31, 2019, with an increase of $59,069 as compared to cash and cash equivalents of $2,503 and prepaid expense of $12,000 at August 31, 2018. The increase was primarily due to the positive cash flow in the year, as discussed in the section for cash flows below.

As at August 31, 2019, current liabilities consisted of accounts payable and accrued liabilities of $27,000 and due to a related party of $824,699, as compared to August 31, 2018, current liabilities consisted of accounts payable and accrued liabilities of $18,777 and due to a related party of $502,226. The increase in current liabilities of $330,696 is primarily due to the operating expenses paid by the related party.

Cash Flows

	Years Ended
	August 31,
	2019	2018	Change	%
Cash used in operating activities	$(2,509)	$(91,835)	$89,326	(97%)
Cash provided by financing activities	53,220	-	53,220	N/A
Effects on changes in foreign exchange rate	1,253	1,162	91	8%
Net change in cash and cash equivalents	$51,964	$(90,673)	$142,637	(157%)

Cash Flow from Operating Activities

Cash flows used in operations was $2,509 during the year ended August 31, 2019, compared with cash flows used in operations of $91,832 during the same period in 2018. The decrease of $89,326 is mainly due to decrease in other creditors – related party, partially offset by increase in expenses paid by related party.

Cash Flow from Financing Activities

Cash flows provided by financing activities was $53,220 during the year ended August 31, 2019. It consists of advance from related party of $1,942,650, expenses paid for related party of $1,006,698 and repayment to related party of $882,732.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our executive officers and principal shareholders, including Joseph Ho. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are not expected to be adequate to fund our operations and potential acquisitions over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) the acquisition of businesses in the health-related industry; (ii) acquisition of inventory; (iii) developmental expenses associated with a start-up business; and (iv) marketing expenses. We intend to finance these expenses with further issuances of equity securities and debt instruments. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We will also be sourcing funds from potential investors to finance purchases of raw materials needed to support our operations and surplus for potential buyers.

We believe our business plan will create a significant growth potential to the Company which would generate more than sufficient revenue and liquidity to sustain the Company for the next twelve months and a significant future growth.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of August 31, 2019, the Company had an accumulated deficit of $889,870 and net loss of $271,780 for the year ended August 31, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements and does not believe that there are any other accounting pronouncements that have been issued that may have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

FELLAZO CORP. FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:          The Board of Directors and Stockholders of

                Fellazo Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fellazo Corp. (the Company) as of August 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year ended August 31, 2018 and had a working capital deficit, which raised substantial doubt about its ability to continue as a going concern. As of and for the year ended August 31, 2019, the Company had a working capital deficit and continued to incur substantial losses which continues to give raise to the substantial doubt that the Company will continue as a going concern. Management’s plans to address this substantial doubt are set forth in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since January 6, 2020

San Mateo, California

August 7, 2020

FELLAZO CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2019	2018

ASSETS
Current Assets
Cash and cash equivalent	$54,467	$2,503
Prepaid expenses	19,105	12,000
Total Current Assets	73,572	14,503
TOTAL ASSETS	$73,572	$14,503

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$27,000	$18,777
Due to related party	824,699	502,226
Total Current Liabilities	851,699	521,003
TOTAL LIABILITIES	851,699	521,003

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
86,264,000 and 75,000,000 shares issued and outstanding as of August 31, 2019 and 2018, respectively	86,264	75,000
Additional paid-in capital	36,122	47,386
Accumulated deficit	(889,870)	(639,637)
Accumulated other comprehensive loss	(209)	(284)
Total Fellazo Corp. Stockholders' Deficit	(767,693)	(517,535)
Non-controlling interest	(10,434)	11,035
Total Stockholders' Deficit	(778,127)	(506,500)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$73,572	$14,503

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	August 31,
	2019	2018
Operating Expenses
General and administrative expenses	$271,780	$227,003
Total operating expenses	271,780	227,003

Loss from operations	(271,780)	(227,003)

Loss before taxes	(271,780)	(227,003)
Provision for income tax	-	-
Net loss	(271,780)	(227,003)
Net loss attributable to the non-controlling interest	(21,547)	(401)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(250,233)	$(226,602)

Other comprehensive loss
Foreign currency translation gain (loss)	153	(579)
Total comprehensive loss	(271,627)	(227,582)
Comprehensive Loss attributable to the non-controlling interest	(21,469)	(696)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(250,158)	$(226,886)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	82,499,571	75,000,000

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2019 and 2018

			Additional		Accumulated other
	Common Stock		Paid in	Accumulated	comprehensive	Controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2017	75,000,000	$75,000	$36,116	$(413,035)	$-	-	$(301,919)

Reclassification under common control	-	-	11,270	-	-	11,731	23,001
Net loss for the year	-	-	-	(226,602)	-	(401)	(227,003)
Foreign currency translation loss	-	-	-	-	(284)	(295)	(579)
Balance, August 31, 2018	75,000,000	75,000	47,386	(639,637)	(284)	11,035	(506,500)

Acquisition of subsidiary under common control	11,264,000	11,264	(11,264)	-	-	-	-
Net loss for the year	-	-	-	(250,233)	-	(21,547)	(271,780)
Foreign currency translation gain	-	-	-	-	75	78	153
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

	Year Ended
	August 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(271,780)	$(227,003)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	268,153	-
Changes in operating assets and liabilities:
Prepaid expense	(7,105)	(2,000)
Other Creditors – Related Party	-	184,020
Accounts payable and accrued liabilities	8,223	(46,852)
Net Cash Used in Operating Activities	(2,509)	(91,835)

Cash Flows from Financing Activities:
Advance from related party	1,942,650	-
Expenses paid for related party	(1,006,698)	-
Repayment to related party	(882,732)	-
Net Cash Provided by Financing Activities	53,220	-

Effects on changes in foreign exchange rate	1,253	1,162

Net change in cash and cash equivalents	51,964	(90,673)
Cash and cash equivalents, beginning of period	2,503	93,176
Cash and cash equivalents, end of period	$54,467	$2,503

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Stock issued for acquisition of subsidiary under common control	$11,264	$-

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Year Ended August 31, 2019

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the year ended August 31, 2019 the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market. The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

Acquisition Under Common Control

On January 2, 2019, the Company issued 11,264,000 shares of common stock to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, who is also one of the shareholder of Fellazo Berhad (“FB”), a company incorporated in Malaysia, to acquire 49,000 common shares of FB. Before the acquisition, Yap owned 95.92% of the Company on June 19, 2018 and 80% of FB on April 17, 2018. After the acquisition which was concluded on February 22, 2019, the Company holds 49% of the shareholding of FB. The Company and FB were under common control before the acquisition as a variable interest entity (VIE), and is consolidated in accordance to ASC-805-50, in which the assets and liabilities of FB have been presented at their carrying values at the date of common control on June 19, 2018.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of August 31, 2019, the Company had an accumulated deficit of $889,870 and net loss of $271,780 for the year ended August 31, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Use of Estimates

In preparing these financial statements, in conformity with GAAP requires management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Exchange Rates	8/31/2019	8/31/2018
Spot rate RM : USD exchange rate	0.2378	0.2434
Average period RM : USD exchange rate	0.2415	0.2470

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of August 31, 2019 and 2018, the Company had $54,467 and $2,503 in cash and cash equivalents, respectively.

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts payable and accrued liabilities and amount due to a related party at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•

Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•

Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company conducts businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of August 31, 2019, the Company has no dilutive securities.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effects it may have on the Company’s consolidated financial statements.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $824,699 and $502,226 as at August 31, 2019 and 2018 respectively. The additional amount of $322,473 incurred in the year ended August 31, 2019 consisted of operating expenses paid on behalf of the Company of $268,153, advance from a related party of $1,942,650, expenses paid for a related party of $1,006,698 and repayment to a related party of $882,732.

On January 2, 2019, 11,264,000 shares of common stock were issued to Mr. Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder for the acquisition of FB (see Note 1).

Our Company does not own or lease any real property, and our registered office in Malaysia is provided by our Management Agent.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value $0.001.

During the year ended August 31, 2018, there were no issuances of common stock.

On January 2, 2019, the Company issued 11,264,000 shares of common stock of the Company to our officer and majority shareholder for the acquisition of FB.

As of August 31, 2019 and 2018, 86,264,000 and 75,000,000 shares of common stock were issued and outstanding, respectively.

NOTE 5 – INCOME TAXES

Fellazo Corp. was formed in 2014. Prior to the acquisition of FB in January 2019, the Company only had operations in the United States. In January 2019, the Company became the parent of FB, a Malaysia subsidiary, which files tax returns in Malaysia.

For the year ended August 31, 2019 and 2018, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	For the Year Ended
	August 31,
	2019	2018
Tax jurisdiction from:
- Local	$(229,531)	$(226,216)
- Foreign	(42,249)	(787)
Loss before income taxes	$(271,780)	$(227,003)

United States of America

Fellazo Corp operates in the United States and files tax returns in these jurisdictions.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company’s financial statements for the period ended August 31, 2019 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes. The reconciliation of income tax rate to the effective income tax rate for the year ended August 31, 2019 and 2018 is as follows:

	For the Year Ended
	August 31,
	2019	2018

Loss before income taxes from US operation	$(229,531)	$(226,216)
Statutory income tax rate	21.00%	21.00%
Income tax expense at statutory rate	(48,200)	(47,505)
Tax losses carryforward	48,200	47,505
Income tax expense	$-	$-

As of August 31, 2019, the operations in the United States recognized a deferred tax assets in the amount of $182,443 as a result of accumulated net operating losses.  This asset is available to be carried forward to offset future income taxes payable. Management assessed the likelihood of realizing these deferred tax assets, and determined that at August 31, 2019, it was not able to reliably estimate future taxable profits, accordingly, Management has provided for a full valuation allowance against the deferred tax assets of $182,443.

Malaysia

The Company’s subsidiary FB operating in Malaysia is subject to the Malaysia Profits Tax at a standard income tax rate range of 24% on the assessable income arising in Malaysia during its tax year. The reconciliation of income tax rate to the effective income tax rate for the year ended August 31, 2019 and 2018 is as follows:

	For the Year Ended
	August 31,
	2019	2018

Loss before income taxes from Malaysia operation	$(42,249)	$(787)
Statutory income tax rate	24.00%	24.00%
Income tax expense at statutory rate	(10,139)	(189)
Tax losses carryforward	10,139	189
Income tax expense	$-	$-

As of August 31, 2019, the operations in Malaysia recognized a deferred tax assets in the amount of $10,328 as a result of accumulated net operating losses.  This asset is available to be carried forward to offset future income taxes payable. Management assessed the likelihood of realizing these deferred tax assets, and determined that at August 31, 2019, it was not able to reliably estimate future taxable profits, accordingly, Management has provided for a full valuation allowance against the deferred tax assets of $10,328.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2019 and 2018:

	August 31,	August 31,
	2019	2018

Deferred tax assets:
Net operating loss carryforwards
United States	$182,443	$134,243
Malaysia	10,328	189
Total	192,771	134,432
Less: valuation allowance	(192,771)	(134,432)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $192,771 as of August 31, 2019. In the period, the valuation allowance increased by $58,339.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), our company carried out an evaluation, with the participation of our company’s management, including our company’s Chief Executive Officer (our principal executive officer and our principal financial and accounting officer), of the effectiveness of our company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our company’s CEO concluded that our company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports that our company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our company’s management, including our company’s CEO, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses identified below.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Management on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed, in general, to provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our company's annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2019. We have identified the following material weaknesses in internal control over financial reporting:

•

Segregation of Duties – As a result of limited resources, we did not maintain proper segregation of incompatible duties, namely the lack of an audit committee, an understaffed financial and accounting function, and the need for additional personnel to prepare and analyze financial information in a timely manner and to allow review and on-going monitoring and enhancement of our controls. The effect of the lack of segregation of duties potentially affects multiple processes and procedures

•	Maintenance of Current Accounting Records – We may from time to time fail to maintain our records that in reasonable detail accurately and fairly reflect the transactions of our company.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. Our company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The name, age and titles of our executive officer and director are as follows:

Name of Executive Officer and/or Director	Age	Position

HUANG Minxi	58	Director
		(Appointed as Director on September 9, 2016)

YAP Kit Chuan	43	President, CEO, CFO, Treasurer, Secretary and Director
		(Appointed as Director on September 9, 2016, Appointed as President, CEO, CFO, Treasurer and Secretary on May 15, 2018)

Professor Dr. HUANG Minxi has special research and professional interest in in-depth profiling of new ideas, opportunities and challenges in network technology development in the era of digital economy. He holds two doctoral degrees and is Senior Economist appointed Adjunct Professor at Institute of Politics and International Relations, Beijing Normal University. In addition, his international appointment includes Professor of National University of the Philippines and Adjunct Professor at Malaysian Hospitality College. Dr. Huang plays active roles in NGOs such as the Deputy Secretary General of Chinese Experts and Scholars Association, Vice President of the China Electronic Commerce Association and Senior Adviser to Hainan Vocational Education Institute. Professor Huang demonstrate its entrepreneurship ability, over the past 20 years, by leading two successful enterprises, General Counsel to Tongxiang Palm’s Network Technology Co., Ltd. and Tongxiang Wuzhen PZ Points Software Development Co., Ltd. Where both combined yearly turnover of USD100 million and manages over 100 employees in total.

Our company believes that Dr. Huang’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

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

Our company believes that Mr. Yap’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors hold office until removed by the Board or until their resignation appoints our officer.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2019 and 2018; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Yap Kit Chuan	2019	92,902	-	-	-	-	-	-	92,902
President, CEO, CFO, Treasurer, Secretary and Director	2018	94,152	-	-	-	-	-	-	94,152

Huang Minxi	2019	-	-	-	-	-	-	-	-
Director	2018	-	-	-	-	-	-	-	-

Mr. Yap Kit Chuan is drawing a monthly salary of RM30,000 (approximately $6,897) with contributions to Employee Provident Fund and Social Security (in accordance to Malaysian labor law) of RM3,676.95 (approximately $845), hence a total monthly salary compensation of RM 33,676.95 (approximately $7,742) effective from December 2016.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of our common stock shares of owned beneficially as of August 7, 2020 by: (i) each person (including any group) who is known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Affiliation	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Yap Kit Chuan of B-18-2 Blok B, East Lake, Seksyen 3, Taman Serdang Perdana, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.	Director	83,203,500 (Direct)	96.45%

Common Stock	Huang Minxi of Room 4 Building No. 27, Ren Huang Shan Zhuang, Feng Huang Street, Wuxing District, Huzhou City, China	Director	1,295,500 (Direct)	1.50%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of August 7, 2020, there were 86,264,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as described below, during the year ended August 31, 2019, we did not enter into any transactions with our Executive Officer or Directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the value of 1% of the average of our total assets for the last three fiscal years.

On January 2, 2019, the Company issued 11,264,000 shares of common stock to Yap Kit Chuan, the director, President, CEO, CFO, and the majority shareholder of the Company, who is also one of the shareholder of Fellazo Berhad (“FB”), a company incorporated in Malaysia, to acquire 49,000 common shares of FB. Before the acquisition, Yap owned 95.92% of the Company on June 19, 2018 and 80% of FB on April 17, 2018. After the acquisition which was concluded on February 22, 2019, the Company holds 49% of the shareholding of FB. The Company and FB were under common control before the acquisition as a variable interest entity (VIE), and is consolidated in accordance to ASC-805-50, in which the assets and liabilities of FB have been presented at their carrying values at the date of common control on June 19, 2018.

At the board meeting on August 9, 2019, which was also attended by the directors of Fellazo Berhad (our 49% controlled subsidiary), it was decided that Fellazo Berhad would commence its engagement in the business of “Healthcare and Personal Wellness” products and related products. Its operations would include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products with effect from October 2019.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

Accounting Fees & Services	For Year Ended August 31, 2019	For Year Ended August 31, 2018
Audit fees	$8,000	$2,000
Audit related fees	-	-
Tax fee	-	-
All other fess – acquisition advice	-	-
Total	8,000	2,000

All of the professional services rendered by principal accountants for the review and audit of our financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last three fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

3.1	Articles of Incorporation**

3.2	Bylaws**

23.1	Subsidiaries of Registrant

31.1	“Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer”

32.1	“Section 1350 Certification of principal executive officer”

________

* Filed herewith.

**As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-208237)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLAZO CORP.

/s/ Yap Kit Chuan
Date: August 10, 2020	YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yap Kit Chuan
Date: August 10, 2020	YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 10, 2020	/s/ Huang Minxi
HUANG MINXI
Director

