Form 10-Q
period 2019-11-30
Fellazo Corp
filed 2020-11-23
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐    NO ☒

Fellazo Corp has 86,264,000 common shares issued and outstanding as of November 19, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2019	2019

ASSETS
Current Assets
Cash and cash equivalent	$23,467	$54,467
Prepaid expense and deposit	16,376	19,105
Total Current Assets	39,843	73,572
TOTAL ASSETS	$39,843	$73,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,000	$27,000
Due to related party	866,653	824,699
Total Current Liabilities	880,653	851,699
TOTAL LIABILITIES	880,653	851,699

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized:
86,264,000 shares issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(944,351)	(889,870)
Accumulated other comprehensive loss	(273)	(209)
Total Fellazo Corp. Stockholders' Deficit	(822,238)	(767,693)
Non-controlling interest	(18,572)	(10,434)
Total Stockholders' Deficit	(840,810)	(778,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$39,843	$73,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	November 30,
	2019	2018
Revenues	$37,865	$-
Cost of Goods Sold	27,089	-
Gross profit	10,776	-

Operating Expenses
General and administrative expenses	$73,329	$44,810
Total operating expenses	73,329	44,810

Loss from operations	(62,553)	(44,810)

Loss before taxes	(62,553)	(44,810)
Provision for income tax	-	-
Net loss	(62,553)	(44,810)
Net loss attributable to the non-controlling interest	(8,072)	(351)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(54,481)	$(44,459)

Other comprehensive loss
Foreign currency translation loss	(130)	(384)
Total comprehensive loss	(62,683)	(45,194)
Comprehensive Loss attributable to the non-controlling interest	(8,138)	(547)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(54,545)	$(44,647)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	75,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended November 30, 2019

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)
Net loss	-	-	-	(54,481)	-	(8,072)	(62,553)
Foreign currency translation	-	-	-	-	(64)	(66)	(130)
Balance, November 30, 2019	86,264,000	$86,264	$36,122	$(944,351)	$(273)	$(18,572)	$(840,810)

For the three months ended November 30, 2018

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2018	75,000,000	$75,000	$47,386	$(651,637)	$(284)	$11,035	$(518,500)
Net loss	-	-	-	(44,459)	-	(351)	(44,810)
Foreign currency translation	-	-	-	-	(188)	(196)	(384)
Balance, November 30, 2018	75,000,000	75,000	47,386	(696,096)	(472)	10,488	(563,694)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(62,553)	$(44,810)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	76,647	-
Changes in operating assets and liabilities:
Prepaid expense	9,342	-
Deposit	(6,578)	-
Other Creditors	-	(11,846)
Other Creditors – Related Party	-	76,662
Accounts payable and accrued liabilities	(13,000)	39,219
Net Cash Provided by Operating Activities	3,858	59,226

Cash Flows from Financing Activities:
Expenses paid for related party	(262,872)	-
Advance from related party	227,708	-
Net Cash Provided by Financing Activities	(35,164)	-

Effects on changes in foreign exchange rate	306	(384)

Net change in cash and cash equivalents	(31,000)	58,842
Cash and cash equivalents, beginning of period	54,467	2,503
Cash and cash equivalents, end of period	$23,467	$61,345

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Period Ended November 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending November 30, 2019, the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market. The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

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

As of November 30, 2019, the Company had an accumulated deficit of $944,351, and net loss of $62,553 for the three months ended November 30, 2019. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended August 31, 2019.

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

Revenue recognition

The Company commenced its operation in mid-October 2019. At this initial stage revenue is earned from the trading of raw bird-nest only.

The Company’s revenue recognition procedures consist of the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations pursuant to each of its sales transactions:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

However at this initial stage of our operations which started with trading of raw bird-nest, the management is using this initial stage as exposure of the management to the bird-nest business in order to learn and experience with our suppliers whom are bird-nest farmers or their agents, determination of quality of the raw material, the process of raw bird-nest cleaning of the different class of the raw material and market for these clean bird-nest.

Thus at this initial stage we have not entered into any formal contract with our suppliers and purchasers, most of the suppliers and purchasers are known to our management or introduced to the management by closed business friends.

Cost of Goods Sold – Trading of Raw Bird-Nest

At this initial stage of business operations which the management considered as exposure, gaining of knowledge and experience of the overall bird-nest business, our Cost of goods sold only include the actual cost of the raw bird-nest.

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

Exchange Rates	November 30, 2019	August 31, 2019
Spot rate RM : USD exchange rate	0.2394	0.2378
Average period RM : USD exchange rate	0.2395	0.2415

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $866,653 and $824,699 as at November 30, 2019 and August 31, 2019 respectively. The additional amount of $41,954 incurred in the three months ended November 30, 2019 consisted of operating expenses paid on behalf of the Company of $76,647 and advance from a related party of $227,708, and expense paid for related party of $262,872. The difference of amount was a result of change of exchange rate.

During the three months ended November 30, 2019, we had purchased $9,290 (RM38,790.51) worth of raw bird-nest from Swipypay Berhad (also an agent for bird-nest farmers).

NOTE 4 – PREPAID EXPENSES AND DEPOSIT

Prepaid expense and deposit consist of the following:

	November 30,	August 31,
	2019	2019

Prepaid expenses	$9,800	$19,105
Deposit	6,576	-
Loss before income taxes	$16,376	$19,105

During the three months ended November 30, 2019, the Company recorded deposit of $6,576 (RM 27,467), an initial deposit for our OEM personal cleansing and nourishing facial products, these initial batches of the products would generally be used for marketing purpose ie. as trial samples for potential customers.

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

Overview of Corporate History

Fellazo Corp. was incorporated in the State of Nevada on May 28, 2014. The Company’s fiscal year end is August 31.

Overview of Current Business

During the quarter ending November 30, 2019, the Company is still in the process of its commencement its operations with heavy emphasis into healthcare – primarily bird-nest based health supplement and bird-nest related health products which include manufacturing and retail (retail chain and online). With our expertise in online applications platform, we will be developing an online network platform to market and sell our products and also create a system to source and purchase raw materials we required.

In mid of October 2019, the Company’s 49% subsidiary Fellazo Berhad (FB) had started purchases of raw bird-nests directly from bird-nest farmers or their agents and re-sold them to bird-nest processors; wherever possible these raw bird-nests is delivered directly from the farmer to the processor so that we would not have to maintain facility to store these raw bird-nests at this early stage.

FB had also made arrangement to utilize a raw bird-nest processing factory located at our office building as a show factory for visits by our potential customers for processed bird-nest and bird-nest based health supplement. Temporary; this arrangement were based on mutual understanding and no official documents were executed yet.

FB had also placed an initial deposit for our OEM personal cleansing and nourishing facial products, these initial batches of the products would generally be used for marketing purpose ie. As trial samples for potential customers

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7 km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia and the bird-nest show factory is located at Level B1 in the same office building. Our corporate website is http://fellazo.com.

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

Comparison of the three months ended November 30, 2019 and November 30, 2018

	Three Months Ended
	November 30,
	2019	2018	Change	%
Revenue	$37,865	$-	$37,865	-
Cost of revenue	27,089	-	27,089	-
General and administrative expenses	73,329	44,810	28,519	64%
Net loss	$62,553	$44,810	$17,743	40%

For the three months ended November 30, 2019, we had revenue of $37,865 and cost of revenue of $27,089, as compared to $0 and $0 for the same period in 2018. The Company started with trading of raw bird-nest and it is an initial stage of our operations.

Our general and administrative expenses were $73,329 for the three months ended November 30, 2019, as compared to $44,810 for the same period in 2018. The increase in general and administrative expenses was primarily due to increased management fees and traveling expense.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2019	2019	Change	%
Current assets	$39,843	$73,572	$(33,729)	(46%)
Current liabilities	$880,653	$851,699	$28,954	3%
Working capital deficiency	$(840,810)	$(778,127)	$(62,683)	8%

The Company’s current assets consists of cash and cash equivalents of $23,467 and prepaid expense and deposit of $16,376 at November 30, 2019, as compared to cash and cash equivalents of $54,467 and prepaid expense of $19,105 at August 31, 2019.

As at November 30, 2019, current liabilities consisted of accounts payable and accrued liabilities of $14,000 and due to a related party of $866,653, as compared to August 31, 2019, current liabilities consisted of accounts payable and accrued liabilities of $27,000 and due to a related party of $824,699. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Three Months Ended
	November 30,
	2019	2018	Change
Cash provided by operating activities	$3,858	$59,225	$(55,367)
Cash provided by financing activities	(35,164)	-	(35,164)
Effects on changes in foreign exchange rate	306	(384)	690
Net change in cash and cash equivalents	$(31,000)	$58,841	$(89,841)

Cash Flow from Operating Activities

Cash flows provided by operations was $3,858 during the three months ended November 30, 2019, compared with $59,225 during the same period in 2018. The decrease is mainly due to an increase in net loss offset by expenses paid by related party and a decrease in accounts payable and accrued liabilities.

Cash Flow from Financing Activities

During the three months ended November 30, 2019, the Company received $227,708 from a related party and paid $262,872 for expenses on behalf of a related party.

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

For a complete description of our critical accounting policies and estimates, refer to our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 10, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15€ and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART –I - OTHER INFORMATION

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

FELLAZO CORP.
(Registrant)

Dated: November 23, 2020	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

