Form 10-Q
period 2020-02-29
Fellazo Corp
filed 2020-11-27
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

Fellazo Corp has 86,264,000 common shares issued and outstanding as of November 23, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	February 29,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalent	$6,233	$54,467
Prepaid expense and deposit	12,880	19,105
Total Current Assets	19,113	73,572
TOTAL ASSETS	$19,113	$73,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,800	$27,000
Due to related party	923,308	824,699
Total Current Liabilities	934,108	851,699
TOTAL LIABILITIES	934,108	851,699

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,005,266)	(889,870)
Accumulated other comprehensive loss	165	(209)
Total Fellazo Corp. Stockholders' Deficit	(882,715)	(767,693)
Non-controlling interest	(32,280)	(10,434)
Total Stockholders' Deficit	(914,995)	(778,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,113	$73,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Revenues	$18,273	$-	$56,138	$-
Cost of Goods Sold	(13,442)	-	(40,531)	-
Gross profit	4,831	-	15,607	-

Operating Expenses
General and administrative expenses	$79,909	$44,014	$153,238	$88,824
Total operating expenses	79,909	44,014	153,238	88,824

Loss from operations	(75,078)	(44,014)	(137,631)	(88,824)

Loss before taxes	(75,078)	(44,014)	(137,631)	(88,824)
Provision for income tax	-	-	-	-
Net loss	(75,078)	(44,014)	(137,631)	(88,824)
Net loss attributable to the non-controlling interest	(14,163)	(131)	(22,235)	(482)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(60,915)	$(43,883)	$(115,396)	$(88,342)

Other comprehensive loss
Foreign currency translation gain (loss)	893	589	763	205
Total comprehensive loss	(74,185)	(43,425)	(136,868)	(88,619)
Comprehensive Loss attributable to the non-controlling interest	(13,708)	169	(21,846)	(378)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(60,477)	$(43,594)	$(115,022)	$(88,241)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	82,384,678	86,264,000	78,672,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three and six months ended February 29, 2020

	Common Stock		Additional		Accumulated other	Non
	Shares	Amount	Paid in Capital	Accumulated Deficit	comprehensive loss	controlling Interest	Total
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)
Net loss	-	-	-	(54,481)	-	(8,072)	(62,553)
Foreign currency translation gain	-	-	-	-	(64)	(66)	(130)
Balance, November 30, 2019	86,264,000	$86,264	$36,122	$(944,351)	$(273)	$(18,572)	$(840,810)
Net loss	-	-	-	(60,915)	-	(14,163)	(75,078)
Foreign currency translation gain	-	-	-	-	438	455	893
Balance, February 29, 2020	86,264,000	$86,264	$36,122	$(1,005,266)	$165	$(32,280)	$(914,995)

For the three and six months ended February 28, 2019

	Common Stock		Additional		Accumulated other	Non
	Shares	Amount	Paid in Capital	Accumulated Deficit	comprehensive loss	controlling Interest	Total
Balance, August 31, 2018	75,000,000	$75,000	$47,386	$(651,637)	$(284)	$11,035	$(518,500)
Net loss	-	-	-	(44,459)	-	(351)	(44,810)
Foreign currency translation gain	-	-	-	-	(188)	(196)	(384)
Balance, November 30, 2018	75,000,000	75,000	47,386	(696,096)	(472)	10,488	(563,694)
Acquisition of subsidiary under common control	11,264,000	11,264	(11,264)	-	-	-	-
Net loss	-	-	-	(43,883)	-	(131)	(44,014)
Foreign currency translation gain	-	-	-	-	289	300	589
Balance, February 28, 2019	86,264,000	$86,264	$36,122	$(739,979)	$(183)	$10,657	$(607,119)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 29,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(137,631)	$(88,824)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	155,377	-
Changes in operating assets and liabilities:
Prepaid	5,240	-
Deposit	993	-
Other Creditors – Related Party	-	95,771
Accounts payable and accrued liabilities	(16,200)	(6,984)
Net Cash Provided by Operating Activities	7,779	(37)

Cash Flows from Financing Activities:
Expenses paid for related party	(350,642)	-
Advance from related party	298,572	-
Repayment to related party	(4,368)	-
Net Cash Provided by Financing Activities	(56,438)	-

Effects on changes in foreign exchange rate	425	205

Net change in cash and cash equivalents	(48,234)	168
Cash and cash equivalents, beginning of period	54,467	2,503
Cash and cash equivalents, end of period	$6,233	$2,671

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Stock issued for acquisition of subsidiary under common control	$-	$11,264

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Period Ended February 29, 2020

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending February 29, 2020, the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market. The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

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

As of February 29, 2020, the Company had an accumulated deficit of $1,005,266, and net loss of $137,631 for the six months ended February 29, 2020. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

	February 29, 2020	August 31, 2019
Exchange Rates
Spot rate RM : USD exchange rate	0.2373	0.2378
Average period RM : USD exchange rate	0.2423	0.2415

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $923,308 and $824,699 as at February 29, 2020 and August 31, 2019 respectively. The additional amount of $98,609 incurred in the six months ended February 29, 2020 consisted of operating expenses paid on behalf of the Company of $155,377 and advance from a related party of $298,572, repayment to related party of $4,368 and expense paid for related party of $350,642. The difference of amount was a result of change of exchange rate.

During the six months ended February 29, 2020, we had purchased $9,290 (RM38,790.51) worth of raw bird-nest from Swipypay Berhad (also an agent for bird-nest farmers).

NOTE 4 – PREPAID EXPENSES AND DEPOSIT

Prepaid expense and deposit consist of the following:

	February 29,	August 31,
	2020	2019

Prepaid expenses	$6,362	$19,105
Deposit	6,518	-
	$12,880	$19,105

During the six months ended February 29, 2020, the Company recorded deposit of $6,518 (RM 27,467), an initial deposit for our OEM personal cleansing and nourishing facial products, these initial batches of the products would generally be used for marketing purposes such as trial samples for potential customers.

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

Overview of Corporate History

Fellazo Corp. was incorporated in the State of Nevada on May 28, 2014. The Company’s fiscal year end is August 31.

Overview of Current Business

During the quarter ending February 29, 2020, the Company is still in the process of commencement of its operations with heavy emphasis into healthcare - primarily bird-nest based health supplement and bird-nest related health products, which include manufacturing and retail (retail chain and online). With our expertise in online applications platform, we expect to develop an online network platform to market and sell our products, and also create a system to source and purchase raw materials we required.

Since October 2019, the Company’s 49% subsidiary Fellazo Berhad (FB) started purchasing raw bird-nests directly from bird-nest farmers or their agents and re-selling them to bird-nest processors; wherever possible these raw bird-nests are delivered directly from the farmer to the processor.

Due to outbreak of Covid-19 pandemic and government imposed lockdown, we ceased operations mid-January 2020, and have yet to recover sales, even with partial lifting of lockdown; only total of 17 invoices were issued for the year ending August 31, 2020, and some sales were made to our own directors during the recent quarter.

In view of the still unknown market, economy sentiment and further regional and district lockdowns, and with bird-nest recently being considered a prestige product, the market may take a longer time to recover.

On August 1, 2020; FB had executed an Addendum and Update to the existing Management Agent agreement with Swipypay Berhad to include the additional functions, and the monthly management fee was increased from $5,000 to $10,000; this was in anticipation of FB’s increase in operational volume in the near future.

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

Comparison of the three months ended February 29, 2020 and February 28, 2019

	Three months ended
	February 29,	February 28,
	2020	2019	Change	%
Revenue	$18,273	$-	$18,273	-
Cost of revenue	13,442	-	13,442	-
General and administrative expenses	79,909	44,014	35,895	82%
Net loss	$75,078	$44,014	$31,064	71%

For the three months ended February 29, 2020, we had revenue of $18,273 and cost of revenue of $13,442, as compared to $0 and $0 for the same period in 2019. The Company started with trading of raw bird-nest and it is an initial stage of our operations.

Our general and administrative expenses were $79,909 for the three months ended February 29, 2020, as compared to $44,014 for the same period in 2019. The increase in general and administrative expenses was primarily due to increased management fees and traveling expense.

Comparison of the six months ended February 29, 2020 and February 28, 2019

	Six Months Ended
	February 29,	February 28,
	2020	2019	Change	%
Revenue	$56,138	$-	$56,138	-
Cost of revenue	40,531	-	40,531	-
General and administrative expenses	153,238	88,824	64,414	73%
Net loss	$137,631	$88,824	$48,807	55%

For the six months ended February 29, 2020, we had revenue of $56,138 and cost of revenue of $40,531, as compared to $0 and $0 for the same period in 2019.  The Company started with trading of raw bird-nest and it is an initial stage of our operations.

Our general and administrative expenses were $153,238 for the six months ended February 29, 2020, as compared to $88,824 for the same period in 2019. The increase in general and administrative expenses was primarily due to increased management fees and traveling expense.

Liquidity and Capital Resources

Working Capital

	February 29,	August 31,
	2020	2019	Change	%
Current assets	$19,113	$73,572	$(54,459)	(74%)
Current liabilities	$934,108	$851,699	$82,409	10%
Working capital deficiency	$(914,995)	$(778,127)	$(136,868)	18%

The Company’s current assets consists of cash and cash equivalents of $6,233 and prepaid expense and deposit of $12,880 at February 29, 2020, as compared to cash and cash equivalents of $54,467 and prepaid expense of $19,105 at August 31, 2019.

As at February 29, 2020, current liabilities consisted of accounts payable and accrued liabilities of $10,800 and due to a related party of $923,308, as compared to August 31, 2019, current liabilities consisted of accounts payable and accrued liabilities of $27,000 and due to a related party of $824,699. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Six Months Ended
	February 29,	February 28,
	2020	2019	Change
Cash provided by (used in) operating activities	$7,779	$(37)	$7,816
Cash used in financing activities	(56,438)	-	(56,438)
Effects on changes in foreign exchange rate	425	205	220
Net change in cash and cash equivalents	$(48,234)	$168	$(48,402)

Cash Flow from Operating Activities

Cash flows provided by operations was $7,779 during the six months ended February 29, 2020, compared with cash used in operating activities of $37 during the same period in 2019. The increase in cash provided by operating activities is mainly due to an expense paid by related party.

Cash Flow from Financing Activities

During the six months ended February 29, 2020, the Company received $298,572 from a related party, and repaid $4,368 to a related party and paid $350,642 for expenses on behalf of a related party. During the six months ended February 28, 2019, the Company did not have any financing activities,

Off-Balance Sheet Arrangements

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART - I OTHER INFORMATION

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

FELLAZO CORP.
(Registrant)

Dated: November 27, 2020	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

