Form 10-Q
period 2020-05-31
Fellazo Corp
filed 2020-11-27
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalent	$12,049	$54,467
Prepaid expense and deposit	9,317	19,105
Total Current Assets	21,366	73,572
TOTAL ASSETS	$21,366	$73,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,248	$27,000
Due to related party	998,373	824,699
Total Current Liabilities	1,014,621	851,699
TOTAL LIABILITIES	1,014,621	851,699

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
86,264,000 shares issued and outstanding as of May 31, 2020 and August 31, 2019, respectively	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,069,954)	(889,870)
Accumulated other comprehensive loss	1,190	(209)
Total Fellazo Corp. Stockholders' Deficit	(946,378)	(767,693)
Non-controlling interest	(46,877)	(10,434)
Total Stockholders' Deficit	(993,255)	(778,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,366	$73,572

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine Months Ended
	May 31,		May 31,
	2020	2019	2020	2019
Revenues	$-	$-	$56,138	$-
Cost of Goods Sold	-	-	(40,531)	-
Gross profit	-	-	15,607	-

Operating Expenses
General and administrative expenses	$80,353	$52,012	$233,591	$140,836
Total operating expenses	80,353	52,012	233,591	140,836

Loss from operations	(80,353)	(52,012)	(217,984)	(140,836)

Loss before taxes	(80,353)	(52,012)	(217,984)	(140,836)
Provision for income tax	-	-	-	-
Net loss	(80,353)	(52,012)	(217,984)	(140,836)
Net loss attributable to the non-controlling interest	(15,665)	(131)	(37,900)	(482)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(64,688)	$(51,881)	$(180,084)	$(140,354)

Other comprehensive loss
Foreign currency translation gain (loss)	2,093	(616)	2,856	(411)
Total comprehensive loss	(78,260)	(52,628)	(215,128)	(141,247)
Comprehensive Loss attributable to the non-controlling interest	(14,597)	(314)	(36,443)	(692)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(63,663)	$(52,314)	$(178,685)	$(140,555)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000	86,264,000	81,230,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three and nine months ended May 31, 2020

					Accumulated
	Common Stock		Additional Paid in	Accumulated	other comprehensive	Non controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)
Net loss	-	-	-	(54,481)	-	(8,072)	(62,553)
Foreign currency translation gain	-	-	-	-	(64)	(66)	(130)
Balance, November 30, 2019	86,264,000	$86,264	$36,122	$(944,351)	$(273)	$(18,572)	$(840,810)
Net loss	-	-	-	(60,915)	-	(14,163)	(75,078)
Foreign currency translation gain	-	-	-	-	438	455	893
Balance, February 29, 2020	86,264,000	$86,264	$36,122	$(1,005,266)	$165	$(32,280)	$(914,995)
Net loss	-	-	-	(64,688)	-	(15,665)	(80,353)
Foreign currency translation loss	-	-	-	-	1,025	1,068	2,093
Balance, May 31, 2020	86,264,000	$86,264	$36,122	$(1,069,954)	$1,190	$(46,877)	$(993,255)

For the three and nine months ended May 31, 2019

					Accumulated
	Common Stock		Additional Paid in	Accumulated	other comprehensive	Non controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2018	75,000,000	$75,000	$47,386	$(651,637)	$(284)	$11,035	$(518,500)
Net loss	-	-	-	(44,459)	-	(351)	(44,810)
Foreign currency translation gain	-	-	-	-	(188)	(196)	(384)
Balance, November 30, 2018	75,000,000	75,000	47,386	(696,096)	(472)	10,488	(563,694)
Acquisition of subsidiary under common control	11,264,000	11,264	(11,264)	-	-	-	-
Net loss	-	-	-	(43,883)	-	(131)	(44,014)
Foreign currency translation gain	-	-	-	-	289	300	589
Balance, February 28, 2019	86,264,000	$86,264	$36,122	$(739,979)	$(183)	$10,657	$(607,119)
Net loss	-	-	-	(52,012)	-	-	(52,012)
Foreign currency translation loss	-	-	-	-	(302)	(314)	(616)
Balance, May 31, 2019	86,264,000	$86,264	$36,122	$(791,991)	$(485)	$10,343	$(659,747)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(217,984)	$(140,836)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	222,090	39,777
Changes in operating assets and liabilities:
Prepaid	16,101	-
Deposit	(6,578)	-
Accounts payable and accrued liabilities	(10,752)	(1,010)
Net Cash Provided by Operating Activities	2,877	(102,069)

Cash Flows from Financing Activities:
Expenses paid for related party	(350,642)	-
Advance from related party	309,249	120,625
Repayment to related party	(4,368)	-
Net Cash Provided by Financing Activities	(45,761)	120,625

Effects on changes in foreign exchange rate	466	(411)

Net change in cash and cash equivalents	(42,418)	18,145
Cash and cash equivalents, beginning of period	54,467	2,503
Cash and cash equivalents, end of period	$12,049	$20,648

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Stock issued for acquisition of subsidiary under common control	$-	$11,264

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Period Ended May 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the quarter ending May 31, 2020, the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market. The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7 km Lebuhraya SungeiBesi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of May 31, 2020, the Company had an accumulated deficit of $1,069,954, and net loss of $217,984 for the nine months ended May 31, 2020. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exchange Rates	May 31, 2020	August 31, 2019
Spot rate RM : USD exchange rate	0.2300	0.2378
Average period RM : USD exchange rate	0.2311	0.2415

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $998,373 and $824,699 as at May 31, 2020 and August 31, 2019 respectively. The additional amount of $173,674 incurred in the nine months ended May 31, 2020 consisted of operating expenses paid on behalf of the Company of $222,090 and advance from a related party of $309,249, repayment to related party of $4,368 and expense paid for related party of $350,642. The difference of amount was a result of change of exchange rate.

During the nine months ended May 31, 2020, we had purchased $9,290 (RM38,790.51) worth of raw bird-nest from Swipypay Berhad (also an agent for bird-nest farmers).

NOTE 4 – PREPAID EXPENSES AND DEPOSIT

Prepaid expense and deposit consist of the following:

	May 31,	August 31,
	2020	2019

Prepaid expenses	$3,000	$19,105
Deposit	6,317	-
	$9,317	$19,105

During the nine months ended May 31, 2020, the Company recorded deposit of $6,317 (RM 27,467), an initial deposit for our OEM personal cleansing and nourishing facial products, these initial batches of the products would generally be used for marketing purposes such as trial samples for potential customers.

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

Overview of Corporate History

Fellazo Corp. was incorporated in the State of Nevada on May 28, 2014. The Company’s fiscal year end is August 31.

Overview of Current Business

During the quarter ending May 31, 2020, the Company is still in the process of commencement of its operations with heavy emphasis into healthcare - primarily bird-nest based health supplement and bird-nest related health products, which include manufacturing and retail (retail chain and online). With our expertise in online applications platform, we expect to develop an online network platform to market and sell our products, and also create a system to source and purchase raw materials we required.

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

Comparison of the three months ended May 31, 2020 and 2019

	Three months ended
	May 31,
	2020	2019	Change	%
Revenue	$-	$-	$-	-
Cost of Goods Sold	-	-	-	-
General and administrative expenses	80,353	52,012	28,341	54%
Net loss	$80,353	$52,012	$28,341	54%

For the three months ended May 31, 2020, we had revenue of $0 and cost of revenue of $0, as compared to $0 and $0 for the same period in 2019. We had no revenue for the three months ended May 31, 2020, directly due to the impact of Covid-19 and not being able to offer products.

Our general and administrative expenses were $80,353 for the three months ended May 31, 2020, as compared to $52,012 for the same period in 2019. The increase in general and administrative expenses was primarily due to increased management fees and traveling expense.

Comparison of the nine months ended May 31, 2020 and 2019

	Nine Months Ended
	May 31,
	2020	2019	Change	%
Revenue	$56,138	$-	$56,138	-
Cost of Goods Sold	40,531	-	40,531	-
General and administrative expenses	233,591	140,836	92,755	66%
Net loss	$217,984	$140,836	$77,148	55%

For the nine months ended May 31, 2020, we had revenue of $56,138 and cost of revenue of $40,531, as compared to $0 and $0 for the same period in 2019. The Company started with trading of raw bird-nest and it is an initial stage of our operations.

Our general and administrative expenses were $233,591 for the nine months ended May 31, 2020, as compared to $140,836 for the same period in 2019. The increase in general and administrative expenses was primarily due to increased management fees and traveling expense.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2020	2019	Change	%
Current assets	$21,366	$73,572	$(52,206)	(71%)
Current liabilities	$1,014,621	$851,699	$162,922	19%
Working capital deficiency	$(993,255)	$(778,127)	$(215,128)	28%

The Company’s current assets consists of cash and cash equivalents of $12,049 and prepaid expense and deposit of $9,317 at May 31, 2020, as compared to cash and cash equivalents of $54,467 and prepaid expense of $19,105 at August 31, 2019.

As at May 31, 2020, current liabilities consisted of accounts payable and accrued liabilities of $16,248 and due to a related party of $998,373, as compared to August 31, 2019, current liabilities consisted of accounts payable and accrued liabilities of $27,000 and due to a related party of $824,699. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Nine Months Ended
	May 31,
	2020	2019	Change
Cash provided by (used in) operating activities	$2,877	$(102,069)	$104,946
Cash provided by (used in) financing activities	(45,761)	120,625	(166,386)
Effects on changes in foreign exchange rate	466	(411)	877
Net change in cash and cash equivalents	$(42,418)	$18,145	$(60,563)

Cash Flow from Operating Activities

Cash flows provided by operations was $2,877 during the nine months ended May 31, 2020, compared with cash used in operating activities of $102,069 during the same period in 2019. The increase in cash provided by operating activities is mainly due to an expense paid by related party.

Cash Flow from Financing Activities

During the nine months ended May 31, 2020, the Company received $309,249 from a related party, and repaid $4,368 to a related party and paid $350,642 for expenses on behalf of a related party. During the nine months ended May 31, 2019, the Company received $120,625 from a related party,

Off-Balance Sheet Arrangements

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

