Form 10-K
period 2020-08-31
Fellazo Corp
filed 2020-12-28
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2020

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

Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on February 29, 2020 was $24,710,000 based on a $14 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Fellazo Corp has 86,264,000 common shares issued and outstanding as of December 7, 2020.

PART I

Item 1. Business

GENERAL

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

The Company’s core business is “Healthcare and Personal Wellness” products - primarily bird-nest based, which include manufacturing and retail (retail chain and online). With our expertise in online applications platforms, we will be developing an online network platform to market and sell our products. and also create a system to source and purchase raw materials we required.

In mid of October 2019, the Company’s 49% subsidiary Fellazo Berhad (FB) started purchases of raw bird-nests directly from bird-nest farmers or their agents, and re-sold them to bird-nest processors; wherever possible these raw bird-nests are delivered directly from the farmer to the processor, so that we would not have to maintain a facility to store these raw bird-nests at an early stage of our business development.

FB had an arrangement to utilize a raw bird-nest processing factory located at our office building as a show factory for visits by our potential customers for processed bird-nest and bird-nest based health supplement.

FB had also placed an initial deposit for our OEM personal cleansing and nourishing facial products, these initial batches of products would generally be used for marketing purposes, such as trial samples for potential customers. FB is working with our Management Agent to seek out potential partners for our wellness and personal care products

Due to the outbreak of Covid-19 pandemic and a government imposed lockdown, we ceased operations since mid-January 2020, and have yet to recover even with partial lifting of lockdown; only total of 17 invoices were issued for the year ending August 31, 2020, and some sales to our own directors during the most recent quarter.

In view of the still unknown market, economy uncertainty and further regional and district lockdowns, and the fact that bird-nest has been considered a prestige product, the market may take a longer time to recover than other industries.

On August 1, 2020, FB executed an Addendum and Update to the existing Management Agent agreement with Swipypay Berhad to include additional functions (which include provision of the show factory) and a new monthly management fee increase from $5,000 to $10,000 per month, in anticipation of FB’s increase in operational volume in the 2021.

Our office is located at 8th Floor, Wisma Huazong, Lot 15285, 0.7 km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia. Our corporate website is http://fellazo.com.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

PRODUCTS

Our Company’s main core products during the next accounting year are expected to be the following, and these would depend heavily on the economy recovery from effects of the pandemic.

(a)

Raw bird-nests - FB will purchase raw bird-nests from bird-nest farmers locally in Malaysia, but we are also seeking sources from nearby countries in South East Asia, such as Indonesia, Philippines, Vietnam and others. This initial plan is also to create a network of consistent supplies of raw bird-nests. The raw bird-nests will then be sold to bird-nest processing factories and for use at our show-factory located at our premise.

(b)

Clean bird-nests - we have made arrangements with small-holder bird-nest processing factories to supply them with raw bird-nests, who will then sell all the same finished clean products to us. This will ensure we have a constant supply of clean bird-nests.

The clean bird-nests will be packed in different packages in according to volume and grades for stock-up and sale at our retail outlet on our premise.

(c)

OEM personal cleansing and nourishing facial products under the brand name of “Yanduopin (YDP)” - which name means “Multiple Bird Nest Product” – we are still in the process of testing and performing consumer surveys on our personal cleansing and nourishing facial products.

CUSTOMERS

Our target customers at least for the next one (1) year;

(1)	Raw bird-nest - small and medium size processing factories in Malaysia.
(2)	Clean bird-nest - consumer majority Asian female aged from 18 to 65 years.
(3)	YDP+ Y-Essence Personal Cleansing & Nourishing Facial products – consumer majority Asian female aged from 23 to 65 years.

SALES AND MARKETING

FB had a show-factory for processing raw bird-nests at our premise. We expect this will entice visits by tourists and tour groups to our retail outlet located at the same premise.

We are also in process of setting-up our own online business for our products, and seeking for potential business partners.

SUPPLY, MANUFACTURE AND DISTRIBUTION

(1) To create a network of consistent supplies of raw bird-nests and clean bird-nests to sustain our sales.

(2) By setting-up our show-factory, we hope to also provide a platform for our management to learn and experience all the requirements, regulations and procedures of operating a bird-nest processing factory, should we decide to set-up our own factories.

SEASONALITY

Our products are not influenced by seasonality.

COMPETITION

The bird-nest industry is becoming a very competitive market, and increasingly popular due to the huge consumer market in China. There are a number of companies, especially in Malaysia, who are venturing into the bird-nest and bird-nest related products’ market.

Because competition for raw bird-nest is very high, so it is essential to establish a network of suppliers to ensure consistent supplies. Our company is considering options to acquire our own bird-nesting houses to ensure consistent and quality supplies.

We target to be ahead of our competitors by;

(a)	sourcing good quality raw bird-nest locally or overseas
(b)	ensuring efficiency of bird-nest processing by our factory/partner to reduce wastage
(c)	selling our products in the most effective manner by bringing our products to the consumer through online sales or retail outlets at consumers locality.

GOVERNMENT REGULATION

We will always comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that governmental regulation will have a material impact on the way we conduct our business.

For the next twelve (12) months, we will rely on approval and licenses obtained by our bird-nest processing partners and manufacturers.

RESEARCH AND DEVELOPMENT

None.

INTELLECTUAL PROPERTY

Not Applicable.

EMPLOYEES

FB had employed a 3 staff marketing team in September 2020.

All other administrative functions are handled on behalf by our appointed Management Agent, Swipypay Berhad.

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

Our common shares are listed for quotation on the OTC Markets under the symbol “FLLZ”.

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

On December 7, 2020, there were 27 registered shareholders with 86,264,000 shares of common stock outstanding.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended August 31, 2020, and since our incorporation on May 28, 2014, and presently had no plans to declare any dividend on our common stock.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the year ended August 31, 2020.

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

As at August 31, 2020, the Company has a working capital deficit of $1,088,996 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, may raise substantial doubt about the Company’s ability to continue as a going concern.

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

Comparison of the years ended August 31, 2020 and, 2019

	Year Ended
	August 31,
	2020	2019	Change	%
Revenue	$65,848	$-	$65,848	-
Cost of Goods Sold	49,511	-	49,511	-
General and administrative expenses	325,399	271,780	53,619	20%
Net loss	$309,062	$271,780	$37,282	14%

For the year ended August 31, 2020, we had revenue of $65,848 and cost of revenue of $49,511, as compared to $0 and $0 for the same period in 2019. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $325,399 for the year ended August 31, 2020, with an increase of $53,619 as compared to $271,780 for the same period in 2019. The increase in general and administrative expenses was primarily due to increased management fees and traveling expense.

Liquidity and Capital Resources

Working Capital

	August 31,	August 31,
	2020	2019	Change	%
Current assets	$14,393	$73,572	$(59,179)	(80%)
Current liabilities	$1,103,389	$851,699	$251,690	30%
Working capital deficiency	$(1,088,996)	$(778,127)	$(310,869)	40%

The Company’s current assets consists of cash and cash equivalents of $6,665 and prepaid expense and deposit of $7,728 at August 31, 2020, with a decrease of $59,179 as compared to cash and cash equivalents of $54,467 and prepaid expense of $19,105 at August 31, 2019. The decrease was primarily due to the negative cash flow in the year, as discussed in the section for cash flows below.

As at August 31, 2020, current liabilities consisted of accounts payable and accrued liabilities of $30,137 and due to a related party of $1,073,252, as compared to August 31, 2019 current liabilities consisted of accounts payable and accrued liabilities of $27,000 and due to a related party of $824,699. The increase in current liabilities of $251,690 is primarily due to the operating expenses paid by the related party.

Cash Flows

	Year Ended
	August 31,
	2020	2019	Change
Cash provided by (used in) operating activities	$8,804	$(2,509)	$11,313
Cash provided by (used in) financing activities	(57,218)	53,220	(110,438)
Effects on changes in foreign exchange rate	612	1,253	(641)
Net change in cash and cash equivalents	$(47,802)	$51,964	$(99,766)

Cash Flow from Operating Activities

Cash flows provided by operations was $8,804 during the year ended August 31, 2020, compared with cash flows used in operations of $2,509 during the same period in 2019. The increase of $11,313 is mainly due to increase in expenses paid by related party.

Cash Flow from Financing Activities

Cash flows used in financing activities was $57,218 during the year ended August 31, 2020. It consists of advances from related party of $309,249, expenses paid on behalf of related party of $362,099 and repayment to related party of $4,368. Cash flows provided by financing activities was $53,220 during the year ended August 31, 2019. It consists of advances from related party of $1,942,650, expenses paid on behalf of related party of $1,006,698 and repayment to related party of $882,732.

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

As of August 31, 2020, the Company had an accumulated deficit of $1,143,619 and net loss of $309,062 for the year ended August 31, 2020. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FELLAZO CORP. FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Fellazo Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fellazo Corp. (the “Company”) as of August 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year ended August 31, 2019 and had a working capital deficit, which raised substantial doubt about its ability to continue as a going concern. As of and for the year ended August 31, 2020, the Company continued to have a working capital deficit and continued to incur substantial losses which continues to give rise to the substantial doubt that the Company will continue as a going concern. Management’s plans to address this substantial doubt are set forth in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since January 6, 2020

San Mateo, California

December 24, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalent	$6,665	$54,467
Prepaid expenses and deposit	7,728	19,105
Total Current Assets	14,393	73,572
TOTAL ASSETS	$14,393	$73,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$30,137	$27,000
Due to related party	1,073,252	824,699
Total Current Liabilities	1,103,389	851,699
TOTAL LIABILITIES	1,103,389	851,699

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding as of August 31, 2020 and 2019, respectively	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,143,619)	(889,870)
Accumulated other comprehensive loss	(1,094)	(209)
Total Fellazo Corp. Stockholders' Deficit	(1,022,327)	(767,693)
Non-controlling interest	(66,669)	(10,434)
Total Stockholders' Deficit	(1,088,996)	(778,127)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,393	$73,572

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended
	August 31,
	2020	2019
Revenues	$65,848	$-
Cost of goods sold	49,511	-
Gross profit	16,337	-

Operating Expenses
General and administrative expenses	$325,399	$271,780
Total operating expenses	325,399	271,780

Loss from operations	(309,062)	(271,780)

Loss before taxes	(309,062)	(271,780)
Provision for income tax	-	-
Net loss	(309,062)	(271,780)
Net loss attributable to the non-controlling interest	(55,313)	(21,547)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(253,749)	$(250,233)

Other comprehensive loss
Foreign currency translation (loss) gain	(1,807)	153
Total comprehensive loss	(310,869)	(271,627)
Comprehensive Loss attributable to the non-controlling interest	(56,235)	(21,469)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(254,634)	$(250,158)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	82,499,571

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2020 and 2019

					Accumulated
	Common Stock		Additional Paid in	Accumulated	other comprehensive	Non controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2018	75,000,000	75,000	47,386	(639,637)	(284)	11,035	(506,500)

Acquisition of subsidiary under common control	11,264,000	11,264	(11,264)	-	-	-	-
Net loss for the year	-	-	-	(250,233)	-	(21,547)	(271,780)
Foreign currency translation gain	-	-	-	-	75	78	153
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)

Acquisition of subsidiary under common control	-	-	-	-	-	-	-
Net loss for the year	-	-	-	(253,749)	-	(55,313)	(309,062)
Foreign currency translation loss	-	-	-	-	(885)	(922)	(1,807)
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

	For the Years Ended
	August 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(309,062)	$(271,780)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	303,380	268,153
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	17,958	(7,105)
Increase in deposit	(6,578)	-
Increase in accounts payable and accrued liabilities	3,106	8,223
Net Cash Provided by (Used in) Operating Activities	8,804	(2,509)

Cash Flows from Financing Activities:
Expenses paid on behalf of related party	(362,099)	(1,006,698)
Advances from related party	309,249	1,942,650
Repayment to related party	(4,368)	(882,732)
Net Cash (Used in) Provided by Financing Activities	(57,218)	53,220

Effects on changes in foreign exchange rate	612	1,253

Net change in cash and cash equivalents	(47,802)	51,964
Cash and cash equivalents, beginning of period	54,467	2,503
Cash and cash equivalents, end of period	$6,665	$54,467

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing transactions:
Stock issued for acquisition of subsidiary under common control	$-	$11,264

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the year ended August 31, 2020, the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market. The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

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

As of August 31, 2020, the Company had an accumulated deficit of $1,143,619, and net loss of $309,062 for the year ended August 31, 2020. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exchange Rates	August 31, 2020	August 31, 2019
Spot rate RM : USD exchange rate	0.2401	0.2378
Average period RM : USD exchange rate	0.2357	0.2415

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of August 31, 2020 and 2019, the Company had $6,665 and $54,467 in cash and cash equivalents, respectively.

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing and note payable): cash and cash equivalents, accounts payable and accrued liabilities and amount due to a related party at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

F-7

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company conducts businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of August 31, 2020 and 2019, the Company has no dilutive securities.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,073,252 and $824,699 as of August 31, 2020 and 2019 respectively. The additional amount of $248,553 incurred in the year ended August 31, 2020 consisted of operating expenses paid on behalf of the Company of $303,380 and advances from a related party of $309,249, repayment to related party of $4,368 and expenses paid on behalf of related party of $362,099. The difference of amount was a result of change of exchange rate.

During the year ended August 31, 2020 and 2019, we had purchased $9,290 (RM38,790.51) and $0 worth of raw bird-nest from Swipypay Berhad (also an agent for bird-nest farmers), respectively.

Our Company does not own or lease any real property, and our registered office in Malaysia is provided by our Management Agent.

NOTE 4 – PREPAID EXPENSES AND DEPOSIT

Prepaid expense and deposit consist of the following:

	August 31,	August 31,
	2020	2019

Prepaid expenses	$1,133	$19,105
Deposit	6,595	-
	$7,728	$19,105

During the year ended August 31, 2020, the Company recorded deposit of $6,595 (RM 27,467), which is an initial deposit for OEM personal cleansing and nourishing facial products, these initial batches of the products would generally be used for marketing purpose ie. as trial samples for potential customers.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value $0.001.

During the year ended August 31, 2020, there were no issuances of common stock.

On January 2, 2019, the Company issued 11,264,000 shares of common stock of the Company to our officer and majority shareholder for the acquisition of FB.

As of August 31, 2020 and 2019, 86,264,000 shares of common stock were issued and outstanding, respectively.

NOTE 6 – INCOME TAXES

Fellazo Corp. was formed in 2014. Prior to the acquisition of FB in January 2019, the Company only had operations in the United States. In January 2019, the Company became the parent of FB, a Malaysia subsidiary, which files tax returns in Malaysia.

For the year ended August 31, 2020 and 2019, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Year Ended
	August 31,
	2020	2019
Tax jurisdiction from:
- Local	$(200,605)	$(229,531)
- Foreign	(108,456)	(42,249)
Loss before income taxes	$(309,061)	$(271,780)

United States of America

Fellazo Corp operates in the United States and files tax returns in these jurisdictions.

The reconciliation of income tax rate to the effective income tax rate for the year ended August 31, 2020 and 2019 is as follows:

	Year Ended
	August 31,
	2020	2019

Loss before income taxes from US operation	$(200,605)	$(229,531)
Statutory income tax rate	21.00%	21.00%
Income tax expense at statutory rate	(42,127)	(48,200)
Valuation allowance	42,127	48,200
Income tax expense	$-	$-

As of August 31, 2020, the operations in the United States recognized a deferred tax assets in the amount of $224,570 as a result of accumulated net operating losses.  This asset is available to be carried forward to offset future income taxes payable. Management assessed the likelihood of realizing these deferred tax assets, and determined that at August 31, 2020, it was not able to reliably estimate future taxable profits, accordingly, Management has provided for a full valuation allowance against the deferred tax assets of $224,570.

Malaysia

The Company’s subsidiary FB operating in Malaysia is subject to the Malaysia Profits Tax at a standard income tax rate range of 24% on the assessable income arising in Malaysia during its tax year. The reconciliation of income tax rate to the effective income tax rate for the year ended August 31, 2020 and 2019 is as follows:

	Year Ended
	August 31,
	2020	2019

Loss before income taxes from Malaysia operation	$(108,456)	$(42,249)
Statutory income tax rate	24.00%	24.00%
Income tax expense at statutory rate	(26,029)	(10,139)
Valuation allowance	26,029	10,139
Income tax expense	$-	$-

As of August 31, 2020, the operations in Malaysia recognized a deferred tax assets in the amount of $36,357 as a result of accumulated net operating losses.  This asset is available to be carried forward to offset future income taxes payable. Management assessed the likelihood of realizing these deferred tax assets, and determined that at August 31, 2020, it was not able to reliably estimate future taxable profits, accordingly, Management has provided for a full valuation allowance against the deferred tax assets of $36,357.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2020 and 2019:

	August 31,	August 31,
	2020	2019
Deferred tax assets:
Net operating losses carried forward
United States	$224,570	$182,443
Malaysia	36,357	10,328
Total	260,927	192,771
Less: valuation allowance	(260,927)	(192,771)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $260,927 as of August 31, 2020. In the period, the valuation allowance increased by $68,156.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our company’s annual or interim financial statements will not be prevented or detected.

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2020. We have identified the following material weaknesses in internal control over financial reporting:

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

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2020 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The name, age and titles of our executive officer and director are as follows:

Name of Executive Officer and/or Director	Age	Position

HUANG Minxi	59	Director
		(Appointed as Director on September 9, 2016)

YAP Kit Chuan	44	President, CEO, CFO, Treasurer, Secretary and Director
		(Appointed as Director on September 9, 2016, Appointed as President, CEO, CFO, Treasurer and Secretary on May 15, 2018)

Professor Dr. HUANG Minxi has special research and professional interest in in-depth profiling of new ideas, opportunities and challenges in network technology development in the era of digital economy. He holds two doctoral degrees and is Senior Economist appointed Adjunct Professor at Institute of Politics and International Relations, Beijing Normal University. In addition, his international appointment includes Professor of National University of the Philippines and Adjunct Professor at Malaysian Hospitality College. Dr. Huang plays active roles in NGOs such as the Deputy Secretary General of Chinese Experts and Scholars Association, Vice President of the China Electronic Commerce Association and Senior Adviser to Hainan Vocational Education Institute. Professor Huang has demonstrated his entrepreneurship ability, over the past 20 years, by leading two successful enterprises, General Counsel to Tongxiang Palm’s Network Technology Co., Ltd. and Tongxiang Wuzhen PZ Points Software Development Co., Ltd. Both combined yearly revenues of USD100 million and manages over 100 employees in total.

Our company believes that Dr. Huang’s professional background experience gives him the qualifications and skills necessary to serve as a director of our company.

Dato’ Antheny YAP Kit Chuan received his State honour from His Highness of Pahang State of Malaysia carrying the Dato’ title, in honouring his social and economic contribution. In 2013 Dato’Antheny won the Top Brand Award for his mobile payment gateway solutions ventures and subsequently in 2016 ASEAN Most Recognised Brand Award in mobile business apps development. He was an entrepreneur at 18 years of age. He is now Executive Director and CEO to Asia Loyalty Corporation Pte Ltd (HK) with businesses in Information Technology, Education, Healthcare and Property Development. Dato’ Antheny has  experience and knowledge in software development and payment gateway industry. In the past ten years, he has been involved in the corporate environment, particularly in merger and acquisition and capital market.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Yap Kit Chuan	2020	92,902	-	-	-	-	-	-	92,902
President, CEO, CFO, Treasurer, Secretary and Director	2019	92,902	-	-	-	-	-	-	92,902

Huang Minxi	2020	-	-	-	-	-	-	-	-
Director	2019	-	-	-	-	-	-	-	-

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

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 7, 2020, there were 86,264,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as described below, during the year ended August 31, 2020, we did not enter into any transactions with our Executive Officer or Directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the value of 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

Accounting Fees & Services	For Year Ended August 31, 2020	For Year Ended August 31, 2019
Audit fees	$10,000	$8,000
Audit related fees	-	-
Tax fee	-	-
All other fess – acquisition advice	-	-
Total	10,000	8,000

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

FELLAZO CORP.

/s/ Yap Kit Chuan
Date: December 28, 2020	YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yap Kit Chuan
Date: December 28, 2020	YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 28, 2020	/s/ Huang Minxi
HUANG MINXI
Director

