Form 10-Q
period 2020-11-30
Fellazo Corp
filed 2021-01-13
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number 333-208237

FELLAZO CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0840869
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8th Floor, Wisma Huazong, Lot 15285, 0.7 km Lebuhraya Sungei Besi, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia	43300
(Address of principal executive offices)	(Zip Code)

+603 9547 9638 http://fellazo.com
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

Fellazo Corp has 86,264,000 common shares issued and outstanding as of January 11, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2020	2020

ASSETS
Current Assets
Cash and cash equivalent	$7,299	$6,665
Prepaid expense and deposit	1,222	7,728
Total Current Assets	8,521	14,393
TOTAL ASSETS	$8,521	$14,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,280	$30,137
Due to related party	1,167,909	1,073,252
Total Current Liabilities	1,185,189	1,103,389
TOTAL LIABILITIES	1,185,189	1,103,389

Stockholders' Deficit
Common stock, $0.001par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding as of November 30, 2020 and August 31, 2020	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,207,502)	(1,143,619)
Accumulated other comprehensive loss	(2,909)	(1,094)
Total Fellazo Corp. Stockholders' Deficit	(1,088,025)	(1,022,327)
Non-controlling interest	(88,643)	(66,669)
Total Stockholders' Deficit	(1,176,668)	(1,088,996)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,521	$14,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	November 30,
	2020	2019
Revenues	$17,016	$37,865
Cost of Goods Sold	9,558	27,089
Gross profit	7,458	10,776

Operating Expenses
General and administrative expenses	$91,426	$73,329
Total operating expenses	91,426	73,329

Loss from operations	(83,968)	(62,553)

Loss before taxes	(83,968)	(62,553)
Provision for income tax	-	-
Net loss	(83,968)	(62,553)
Net loss attributable to the non-controlling interest	(20,085)	(8,072)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(63,883)	$(54,481)

Other comprehensive loss
Foreign currency translation gain (loss)	(3,704)	(130)
Total comprehensive loss	(87,672)	(62,683)
Comprehensive Loss attributable to the non-controlling interest	(21,974)	(8,138)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(65,698)	$(54,545)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended November 30, 2020

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)
Net loss	-	-	-	(63,883)	-	(20,085)	(83,968)
Foreign currency translation gain	-	-	-	-	(1,815)	(1,889)	(3,704)
Balance, November 30, 2020	86,264,000	$86,264	$36,122	$(1,207,502)	$(2,909)	$(88,643)	$(1,176,668)

For the three months ended November 30, 2019

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)
Net loss	-	-	-	(54,481)	-	(8,072)	(62,553)
Foreign currency translation	-	-	-	-	(64)	(66)	(130)
Balance, November 30, 2019	86,264,000	$86,264	$36,122	$(944,351)	$(273)	$(18,572)	$(840,810)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(83,968)	$(62,553)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	103,786	76,647
Changes in operating assets and liabilities:
Prepaid	(87)	9,342
Deposit	6,639	(6,578)
Accounts payable and accrued liabilities	(12,881)	(13,000)
Net Cash Provided by (Used in) Operating Activities	13,489	3,858

Cash Flows from Financing Activities:
Expenses paid on behalf of related party	-	(262,872)
Advances from related party	8,235	227,708
Repayment to related party	(21,104)	-
Net Cash Provided by (Used in) Financing Activities	(12,869)	(35,164)

Effects on changes in foreign exchange rate	14	306

Net change in cash and cash equivalents	634	(31,000)
Cash and cash equivalents, beginning of period	6,665	54,467
Cash and cash equivalents, end of period	$7,299	$23,467

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Period Ended November 30, 2020

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

As of November 30, 2020, the Company had an accumulated deficit of $1,207,502, and net loss of $83,968 for the three months ended November 30, 2020. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended August 31, 2020.

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

However, at this initial stage of our operations which started with trading of raw bird-nest, the management is using this stage as exposure of management to the bird-nest business in order to learn and experience with our suppliers. who are bird-nest farmers or their agents, determination of quality of the raw material, the process of raw bird-nest cleaning of the different class of the raw material and market for these clean bird-nest.

At this initial stage we have not entered into any formal contracts with our suppliers and purchasers, most of the suppliers and purchasers are known to our management or introduced to the management by closed business friends.

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

Exchange Rates	November 30, 2020	August 31, 2020
Spot rate RM : USD exchange rate	0.2457	0.2401
Average period RM : USD exchange rate	0.2417	0.2357

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,167,909 and $1,073,252 as at November 30, 2020 and August 31, 2020 respectively. The additional amount of $94,657 incurred in the three months ended November 30, 2020 consisted of operating expenses paid on behalf of the Company of $103,786 and advances from a related party of $8,235, and a repayment to related party of $21,104. The difference of amount was a result of change of exchange rate.

NOTE 4 – PREPAID EXPENSES AND DEPOSIT

Prepaid expense and deposit consist of the following:

	November 30,	August 31,
	2020	2020

Prepaid expenses	$1,222	$1,133
Deposit for OEM cleansing and nourishing facial products	-	6,595
	$1,222	$7,728

NOTE 5 – SUBSEQUENT EVENTS

On December 8, 2020, Fellazo Corp. (the “Company”) signed a Memorandum of Understanding (MOU) with PT Hyppe Technologi Indonesia (Hyppe). The MOU calls for the Company to purchase twenty percent (20%) of the shares of Hyppe in exchange for the issuance of 22,566,000 shares of common stock of the Company. The MOU is subject to a definitive stock exchange agreement to be signed within three (3) months of the date of the MOU. The MOU is attached as an Exhibit.

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

Overview of Corporate History

Fellazo Corp. was incorporated in the State of Nevada on May 28, 2014. The Company’s fiscal year end is August 31.

Overview of Current Business

The Company’s core business is “Healthcare and Personal Wellness” products - primarily bird-nest based, which include manufacturing and retail (retail chain and online). With our expertise in online applications platforms, we will be developing an online network platform to market and sell our products, and also create a system to source and purchase raw materials we required.

In mid of October 2019, the Company’s 49% subsidiary Fellazo Berhad (“FB”) started purchases of raw bird-nests directly from bird-nest farmers or their agents, and re-selling them to bird-nest processors; wherever possible these raw bird-nests are delivered directly from the farmer to the processor, so that we would not have to maintain a facility to store these raw bird-nests at an early stage of our business development.

FB had an arrangement to utilize a raw bird-nest processing factory located at our office building as a show factory for visits by our potential customers for processed bird-nest and bird-nest based health supplement.

FB had also placed an initial deposit for our OEM personal cleansing and nourishing facial products, these initial batches of products would generally be used for marketing purposes, such as trial samples for potential customers. FB is working with our Management Agent to seek out potential partners for our wellness and personal care products

Due to the outbreak of Covid-19 pandemic and a government-imposed lockdown, we ceased operations mid-January 2020, and have yet to recover even with partial lifting of lockdown.

In view of the still unknown market, economy uncertainty and further regional and district lockdowns, and the fact that bird-nest has been considered a prestige product, our market may take a longer time to recover than other industries.

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

Comparison of the three months ended November 30, 2020 and 2019

	Three Months Ended
	November 30,
	2020	2019	Change	%
Revenue	$17,016	$37,865	$(20,849)	(55)%
Cost of Goods Sold	9,558	27,089	(17,531)	(65)%
General and administrative expenses	91,426	73,329	18,097	25%
Net loss	$83,968	$62,553	$21,415	34%

For the three months ended November 30, 2020, we had revenue of $17,016 and cost of goods sold of $9,558, as compared to $37,865 and $27,089 for the same period in 2019. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $91,426 for the three months ended November 30, 2020, as compared to $73,329 for the same period in 2019. The increase in general and administrative expenses was primarily due to increased management fees and payroll expense.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2020	2020	Change	%
Current assets	$8,521	$14,393	$(5,872)	(41)%
Current liabilities	$1,185,189	$1,103,389	$81,800	7%
Working capital deficiency	$(1,176,668)	$(1,088,996)	$(87,672)	8%

The Company’s current assets consists of cash and cash equivalents of $7,299 and prepaid expense of $1,222 at November 30, 2020, as compared to cash and cash equivalents of $6,665 and prepaid expense and deposit of $7,728 at August 31, 2020.

As at November 30, 2020, current liabilities consisted of accounts payable and accrued liabilities of $17,280 and due to a related party of $1,167,909, as compared to August 31, 2020, current liabilities consisted of accounts payable and accrued liabilities of $30,137 and due to a related party of $1,073,252. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Three Months Ended
	November 30,
	2020	2019	Change
Cash provided by operating activities	$13,489	$3,858	$9,631
Cash used in financing activities	(12,869)	(35,164)	22,295
Effects on changes in foreign exchange rate	14	306	(292)
Net change in cash and cash equivalents	$634	$(31,000)	$31,634

Cash Flow from Operating Activities

Cash flows provided by operations was $13,489 during the three months ended November 30, 2020, compared with $3,858 during the same period in 2019. The increase in cash provided by operating activities is mainly due to an expense paid by related party.

Cash Flow from Financing Activities

During the three months ended November 30, 2020, the Company received $8,235 from a related party, and repaid $21,104 to a related party. During the three months ended November 30, 2019, the Company received $227,708 from a related party and paid $262,872 for expenses on behalf of a related party.

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

For a complete description of our critical accounting policies and estimates, refer to our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FELLAZO CORP.
(Registrant)

Dated: January 13, 2021	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

