Form 10-Q
period 2021-02-28
Fellazo Corp
filed 2021-04-19
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

Fellazo Corp has 86,264,000 common shares issued and outstanding as of April 19, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalent	$11,890	$6,665
Prepaid expense and deposit	-	7,728
Total Current Assets	11,890	14,393
TOTAL ASSETS	$11,890	$14,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$24,151	$30,137
Due to related party	1,223,950	1,073,252
Total Current Liabilities	1,248,101	1,103,389
TOTAL LIABILITIES	1,248,101	1,103,389

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,262,587)	(1,143,619)
Accumulated other comprehensive loss	(3,215)	(1,094)
Total Fellazo Corp. Stockholders' Deficit	(1,143,416)	(1,022,327)
Non-controlling interest	(92,795)	(66,669)
Total Stockholders' Deficit	(1,236,211)	(1,088,996)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,890	$14,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Revenues	$185,960	$18,273	$202,976	$56,138
Cost of Goods Sold	140,456	13,442	150,014	40,531
Gross profit	45,504	4,831	52,962	15,607

Operating Expenses
General and administrative expenses	$104,422	$79,909	$195,848	$153,238
Total operating expenses	104,422	79,909	195,848	153,238

Loss from operations	(58,918)	(75,078)	(142,886)	(137,631)

Loss before taxes	(58,918)	(75,078)	(142,886)	(137,631)
Provision for income tax	-	-	-	-
Net loss	(58,918)	(75,078)	(142,886)	(137,631)
Net loss attributable to the non-controlling interest	(3,833)	(14,163)	(23,918)	(22,235)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(55,085)	$(60,915)	$(118,968)	$(115,396)

Other comprehensive loss
Foreign currency translation gain (loss)	(625)	893	(4,329)	763
Total comprehensive loss	(59,543)	(74,185)	(147,215)	(136,868)
Comprehensive Loss attributable to the non-controlling interest	(4,152)	(13,708)	(26,126)	(21,846)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(55,391)	$(60,477)	$(121,089)	$(115,022)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	183,792,000	86,264,000	86,264,000	86,264,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the six months ended February 28, 2021

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)
Net loss	-	-	-	(63,883)	-	(20,085)	(83,968)
Foreign currency translation gain	-	-	-	-	(1,815)	(1,889)	(3,704)
Balance, November 30, 2020	86,264,000	$86,264	$36,122	$(1,207,502)	$(2,909)	$(88,643)	$(1,176,668)
Net loss	-	-	-	(55,085)	-	(3,833)	(58,918)
Foreign currency translation gain	-	-	-	-	(306)	(319)	(625)
Balance, February 28, 2021	86,264,000	$86,264	$36,122	$(1,262,587)	$(3,215)	$(92,795)	$(1,236,211)

For the six months ended February 29, 2020

	Common Stock		Additional Paid in	Accumulated	Accumulated other comprehensive	Non controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)
Net loss	-	-	-	(54,481)	-	(8,072)	(62,553)
Foreign currency translation gain	-	-	-	-	(64)	(66)	(130)
Balance, November 30, 2019	86,264,000	$86,264	$36,122	$(944,351)	$(273)	$(18,572)	$(840,810)
Net loss	-	-	-	(60,915)	-	(14,163)	(75,078)
Foreign currency translation gain	-	-	-	-	438	455	893
Balance, February 29, 2020	86,264,000	$86,264	$36,122	$(1,005,266)	$165	$(32,280)	$(914,995)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(142,886)	$(137,631)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	200,002	155,377
Changes in operating assets and liabilities:
Prepaid	1,133	5,240
Deposit	6,712	993
Accounts payable and accrued liabilities	(6,034)	(16,200)
Net Cash Provided by Operating Activities	58,927	7,779

Cash Flows from Financing Activities:
Expenses paid on behalf of related party	-	(350,642)
Advances from related party	10,458	298,572
Repayment to related party	(64,122)	(4,368)
Net Cash Used in Financing Activities	(53,664)	(56,438)

Effects on changes in foreign exchange rate	(38)	425

Net change in cash and cash equivalents	5,225	(48,234)
Cash and cash equivalents, beginning of period	6,665	54,467
Cash and cash equivalents, end of period	$11,890	$6,233

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Period Ended February 28, 2021

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

As of February 28, 2021, the Company had an accumulated deficit of $1,262,587, and net loss of $142,886 for the six months ended February 28, 2021. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exchange Rates	February 28, 2021	August 31, 2020
Spot rate RM : USD exchange rate	0.2466	0.2401
Average period RM : USD exchange rate	0.2470	0.2357

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,223,950 and $1,073,252 as at February 28, 2021 and August 31, 2020 respectively. The additional amount of $150,698 incurred in the six months ended February 28, 2021 consisted of operating expenses paid on behalf of the Company of $200,002 and advances from a related party of $10,458, and a repayment to related party of $64,122. The difference of amount was a result of change of exchange rate.

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

Comparison of the three months ended February 28, 2021 and 2020

	Three months ended
	February 28,	February 29,
	2021	2020	Change	%
Revenue	$185,960	$18,273	$167,687	918%
Cost of Goods Sold	140,456	13,442	127,014	945%
General and administrative expenses	104,422	79,909	24,513	31%
Net loss	$58,918	$75,078	$(16,160)	(22%)

For the three months ended February 28, 2021, we had revenue of $185,960 and cost of goods sold of $140,456, as compared to $18,273 and $13,442 for the same period in 2020. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations. Due to the outbreak of Covid-19 pandemic and a government-imposed lockdown, we ceased operations mid-January 2020.

Our general and administrative expenses were $104,422 for the three months ended February 28, 2021, as compared to $79,909 for the same period in 2020. The increase in general and administrative expenses was primarily due to increased management fees and payroll expense.

Our net loss decreased by $16,160 due to an increase in gross profit offset by an increase in operating expense.

Comparison of the six months ended February 28, 2021 and 2020

	Six Months Ended
	February 28,	February 29,
	2021	2020	Change	%
Revenue	$202,976	$56,138	$146,838	262%
Cost of Goods Sold	150,014	40,531	109,483	270%
General and administrative expenses	195,848	153,238	42,610	28%
Net loss	$142,886	$137,631	$5,255	4%

For the six months ended February 28, 2021, we had revenue of $202,976 and cost of goods sold of $150,014, as compared to $56,138 and $40,531 for the same period in 2020. We started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations and due to the outbreak of Covid-19 pandemic and a government-imposed lockdown, we ceased operations mid-January 2020.

Our general and administrative expenses were $195,848 for the six months ended February 28, 2021, as compared to $153,238 for the same period in 2020. The increase in general and administrative expenses was primarily due to increased management fees and payroll expense.

Our net loss increased by $5,255 due to an increase in operating expense offset by an increase in gross profit.

Liquidity and Capital Resources

Working Capital

	February 28,	August 31,
	2021	2020	Change	%
Current assets	$11,890	$14,393	$(2,503)	(17%)
Current liabilities	$1,248,101	$1,103,389	$144,712	13%
Working capital deficiency	$(1,236,211)	$(1,088,996)	$(147,215)	14%

The Company’s current assets consists of cash and cash equivalents of $11,890 at February 28, 2021, as compared to cash and cash equivalents of $6,665 and prepaid expense and deposit of $7,728 at August 31, 2020.

As at February 28, 2021, current liabilities consisted of accounts payable and accrued liabilities of $24,151 and due to a related party of $1,223,950, as compared to August 31, 2020, current liabilities consisted of accounts payable and accrued liabilities of $30,137 and due to a related party of $1,073,252. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Six Months Ended
	February 28,	February 29,
	2021	2020	Change
Cash provided by operating activities	$58,927	$7,779	$51,148
Cash used in financing activities	(53,664)	(56,438)	2,774
Effects on changes in foreign exchange rate	(38)	425	(463)
Net change in cash and cash equivalents	$5,225	$(48,234)	$53,459

Cash Flow from Operating Activities

Cash flows provided by operations was $58,927 during the six months ended February 28, 2021, compared with $7,779 during the same period in 2020 The increase in cash provided by operating activities is mainly due to expenses paid by related party.

Cash Flow from Financing Activities

During the six months ended February 28, 2021, the Company received $10,458 from a related party, and repaid $64,122 to a related party. During the six months ended February 29, 2020, the Company received $298,572 from a related party, paid $350,642 for expenses on behalf of a related party and repaid $4,368 to a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FELLAZO CORP.
(Registrant)

Dated: April 19, 2021	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

