Form 10-Q
period 2021-05-31
Fellazo Corp
filed 2021-07-14
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number 333-208237

FELLAZO CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0840869
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

T2-L8-3, Level 8, IOI City Tower Two, Lebuh IRC, IOI Resort City, 62502 Putrajaya, Malaysia	43300
(Address of principal executive offices)	(Zip Code)

+6017 998 9889

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

Fellazo Corp has 86,264,000 common shares issued and outstanding as of July 14, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2021	2020

ASSETS
Current Assets
Cash	$6,279	$6,665
Prepaid expense and deposit	1,133	7,728
Total Current Assets	7,412	14,393
TOTAL ASSETS	$7,412	$14,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,480	$30,137
Due to related party	1,311,287	1,073,252
Total Current Liabilities	1,327,767	1,103,389
TOTAL LIABILITIES	1,327,767	1,103,389

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,326,781)	(1,143,619)
Accumulated other comprehensive loss	(1,706)	(1,094)
Total Fellazo Corp. Stockholders' Deficit	(1,206,101)	(1,022,327)
Non-controlling interest	(114,254)	(66,669)
Total Stockholders' Deficit	(1,320,355)	(1,088,996)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,412	$14,393

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine Months Ended
	May 31,		May 31,
	2021	2020	2021	2020
Revenues	$21,460	$-	$224,436	$56,138
Cost of Goods Sold	18,376	-	168,390	40,531
Gross profit	3,084	-	56,046	15,607

Operating Expenses
General and administrative expenses	$90,309	$80,353	$286,157	$233,591
Total operating expenses	90,309	80,353	286,157	233,591

Loss from operations	(87,225)	(80,353)	(230,111)	(217,984)

Loss before taxes	(87,225)	(80,353)	(230,111)	(217,984)
Provision for income tax	-	-	-	-
Net loss	(87,225)	(80,353)	(230,111)	(217,984)
Net loss attributable to the non-controlling interest	(23,031)	(15,665)	(46,949)	(37,900)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(64,194)	$(64,688)	$(183,162)	$(180,084)

Other comprehensive loss
Foreign currency translation gain (loss)	3,081	2,093	(1,248)	2,856
Total comprehensive loss	(84,144)	(78,260)	(231,359)	(215,128)
Comprehensive Loss attributable to the non-controlling interest	(21,459)	(14,597)	(47,585)	(36,443)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(62,685)	$(63,663)	$(183,774)	$(178,685)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000	86,264,000	86,264,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the nine months ended May 31, 2021

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)
Net loss	-	-	-	(63,883)	-	(20,085)	(83,968)
Foreign currency translation gain	-	-	-	-	(1,815)	(1,889)	(3,704)
Balance, November 30, 2020	86,264,000	$86,264	$36,122	$(1,207,502)	$(2,909)	$(88,643)	$(1,176,668)
Net loss	-	-	-	(55,085)	-	(3,833)	(58,918)
Foreign currency translation gain	-	-	-	-	(306)	(319)	(625)
Balance, February 28, 2021	86,264,000	$86,264	$36,122	$(1,262,587)	$(3,215)	$(92,795)	$(1,236,211)
Net loss	-	-	-	(64,194)	-	(23,031)	(87,225)
Foreign currency translation loss	-	-	-	-	1,509	1,572	3,081
Balance, May 31, 2021	86,264,000	$86,264	$36,122	$(1,326,781)	$(1,706)	$(114,254)	$(1,320,355)

For the nine months ended May 31, 2020

					Accumulated
	Common Stock		Additional Paid in	Accumulated	other comprehensive	Non controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)
Net loss	-	-	-	(54,481)	-	(8,072)	(62,553)
Foreign currency translation gain	-	-	-	-	(64)	(66)	(130)
Balance, November 30, 2019	86,264,000	$86,264	$36,122	$(944,351)	$(273)	$(18,572)	$(840,810)
Net loss	-	-	-	(60,915)	-	(14,163)	(75,078)
Foreign currency translation gain	-	-	-	-	438	455	893
Balance, February 29, 2020	86,264,000	$86,264	$36,122	$(1,005,266)	$165	$(32,280)	$(914,995)
Net loss	-	-	-	(64,688)	-	(15,665)	(80,353)
Foreign currency translation loss	-	-	-	-	1,025	1,068	2,093
Balance, May 31, 2020	86,264,000	$86,264	$36,122	$(1,069,954)	$1,190	$(46,877)	$(993,255)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(230,111)	$(217,984)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	299,017	222,090
Changes in operating assets and liabilities:
Prepaid	-	16,101
Deposit	6,696	(6,578)
Accounts payable and accrued liabilities	(13,693)	(10,752)
Net Cash Provided by Operating Activities	61,909	2,877

Cash Flows from Financing Activities:
Expenses paid on behalf of related party	-	(350,642)
Advances from related party	10,458	309,249
Repayment to related party	(72,638)	(4,368)
Net Cash Used in Financing Activities	(62,180)	(45,761)

Effects on changes in foreign exchange rate	(115)	466

Net change in cash	(386)	(42,418)
Cash, beginning of period	6,665	54,467
Cash, end of period	$6,279	$12,049

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

For the Period Ended May 31, 2021

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

Our office  has relocated to T2-L8-3, Level 8, IOI City Tower Two, Lebuh IRC,  IOI Resort City, 62502 Putrajaya, Malaysia since March 2021.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of May 31, 2021, the Company had an accumulated deficit of $1,326,781, and net loss of $230,111 for the nine months ended May 31, 2021. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

However, at this initial stage of our operations which started with trading of raw bird-nest, management is using this stage for exposure of management to the bird-nest business in order to learn and experience with our suppliers, who are bird-nest farmers or their agents, determination of quality of the raw material, the process of raw bird-nest cleaning of the different class of the raw material and market for these clean bird-nest.

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

Exchange Rates	May 31, 2021	August 31, 2020
Spot rate RM : USD exchange rate	0.2425	0.2401
Average period RM : USD exchange rate	0.2428	0.2357

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,311,287 and $1,073,252 as at May 31, 2021 and August 31, 2020 respectively. The additional amount of $238,035 incurred in the nine months ended May 31, 2021, consisted of operating expenses paid on behalf of the Company of $299,017, advances from a related party of $10,458, and a repayment to related party of $72,638. The difference of amount was a result of change of exchange rate.

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

FB had also placed an initial deposit for our OEM personal cleansing and nourishing facial products, these initial batches of products would generally be used for marketing purposes, such as trial samples for potential customers. FB is working with our Management Agent to seek out potential partners for our wellness and personal care products

Due to the outbreak of Covid-19 pandemic and a government-imposed lockdown, we ceased operations mid-January 2020, and have yet to fully recover even with partial lifting of lockdown.

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

Further to the Memorandum of Understanding (MOU) with PT Hyppe Teknologi Indonesia signed on December 8, 2020; the progress of the project was further delayed due to the Covid-19 pandemic, and presently any further actions are solely dependent on the progress of the pandemic.

Our office has relocated to T2-L8-3, Level 8, IOI City Tower Two, Lebuh IRC,  IOI Resort City, 62502 Putrajaya, Malaysia since March 2021. Our corporate website is http://fellazo.com.

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

Comparison of the three months ended May 31, 2021 and 2020

	Three months ended
	May 31,
	2021	2020	Change	%
Revenue	$21,460	$-	$21,460	-
Cost of Goods Sold	18,376	-	18,376	-
General and administrative expenses	90,309	80,353	9,956	12%
Net loss	$87,225	$80,353	$6,872	9%

For the three months ended May 31, 2021, we had revenue of $21,460 and cost of goods sold of $18,376, as compared to $0 and $0 for the same period in 2020. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations. Due to the outbreak of Covid-19 pandemic and a government-imposed lockdown, we ceased operations mid-January 2020, and have yet to fully recover even with partial lifting of lockdown.

Our general and administrative expenses were $90,309 for the three months ended May 31, 2021, as compared to $80,353 for the same period in 2020. The increase in general and administrative expenses was primarily due to increased management fees and payroll expense.

Our net loss increased by $6,872 due to an increase in operating expense offset by an increase in gross.

Comparison of the nine months ended May 31, 2021 and 2020

	Nine Months Ended
	May 31,
	2021	2020	Change	%
Revenue	$224,436	$56,138	$168,298	300%
Cost of Goods Sold	168,390	40,531	127,859	315%
General and administrative expenses	286,157	233,591	52,566	23%
Net loss	$230,111	$217,984	$12,127	6%

For the nine months ended May 31, 2021, we had revenue of $224,436 and cost of goods sold of $168,390, as compared to $56,138 and $40,531 for the same period in 2020. We started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations and due to the outbreak of Covid-19 pandemic and a government-imposed lockdown, we ceased operations mid-January 2020, and have yet to fully recover even with partial lifting of lockdown.

Our general and administrative expenses were $286,157 for the nine months ended May 31, 2021, as compared to $233,591 for the same period in 2020. The increase in general and administrative expenses was primarily due to increased management fees and payroll expense.

Our net loss increased by $12,127 due to an increase in operating expense offset by an increase in gross profit.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2021	2020	Change	%
Current assets	$7,412	$14,393	$(6,981)	(49%)
Current liabilities	$1,327,767	$1,103,389	$224,378	20%
Working capital deficiency	$(1,320,355)	$(1,088,996)	$(231,359)	21%

The Company’s current assets consists of cash of $6,279 and prepaid expense of $1,113 at May 31, 2021, as compared to cash of $6,665 and prepaid expense and deposit of $7,728 at August 31, 2020.

As at May 31, 2021, current liabilities consisted of accounts payable and accrued liabilities of $16,480 and due to a related party of $1,311,287, as compared to August 31, 2020, current liabilities consisted of accounts payable and accrued liabilities of $30,137 and due to a related party of $1,073,252. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Nine Months Ended
	May 31,
	2021	2020	Change	%
Cash provided by operating activities	$61,909	$2,877	$59,032	2,052%
Cash used in financing activities	(62,180)	(45,761)	(16,419)	36%
Effects on changes in foreign exchange rate	(115)	466	(581)	(125%)
Net change in cash and cash equivalents	$(386)	$(42,418)	$42,032	(99%)

Cash Flow from Operating Activities

Cash flows provided by operations was $61,909 during the nine months ended May 31, 2021, compared with $2,877 during the same period in 2020. The increase in cash provided by operating activities is mainly due to expenses paid by related party.

Cash Flow from Financing Activities

During the nine months ended May 31, 2021, the Company received $10,458 from a related party, and repaid $72,638 to a related party. During the nine months ended May 31, 2020, the Company received $309,249 from a related party, paid $350,642 for expenses on behalf of a related party and repaid $4,368 to a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FELLAZO CORP.
(Registrant)

Dated: July 14, 2021	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

