Form 10-K
period 2021-08-31
Fellazo Corp
filed 2021-12-16
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2021

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

Website: http://fellazo.com

Tel. +6017 998 9889

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on February 28, 2021 was $24,710,000 based on a $14 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Fellazo Corp has 86,264,000 common shares issued and outstanding as of December 13, 2021.

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

FB’s show factory had since moved to a new location after our Head-Office moved to Putrajaya, the Malaysian Government’s Federal Administrative Center. The new show factory is located within half an hour from our office and continue to be managed by our Management Agent, Swipypay Berhad.

Due to the  continuous effects of the Covid-19 pandemic and the economy uncertainty, our operations are on bare minimum and any plan for expansion had been put on hold until the overall economy climate improves.

On April 1, 2021, Yap Kit Chuan, President, director and owner of ninety-six percent (96%) of the issued and outstanding shares of Common Stock of the Company, agreed to transfer, to a number of business associates, up to approximately 26,000,000 shares of the Company’s Common Stock, representing thirty percent (30%) of the total issued and outstanding shares of Common Stock of the Company.

On July 15, 2021, Yap Kit Chuan, agreed to increase the proposed transfers up to a total of 35,000,000 shares, representing up to forty-one percent (41%) of the issued and outstanding shares of the Company’s Common Stock.  The transfer will occur from time to time and will now be completed on or before August 31, 2021. The transfers will be undertaken pursuant to Regulation S of the Securities Act of 1933, and the shares transferred will continue to carry a restrictive legend.

As of August 31,2021, the total of 34,835,373 shares have been transferred to 249 new and 9 existing shareholders, and the number of shares belonged to Yap Kit Chuan was 48,368,127 shares.

Our office is located at T2-L8-3, Level 8, IOI City Tower Two, Lebuh IRC, IOI Resort City, 62502 Putrajaya, Malaysia . Our corporate website is http://fellazo.com.

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

Our target customers are;

(1)	Raw bird-nest - small and medium size processing factories in Malaysia.
(2)	Clean bird-nest - consumer majority Asian female aged from 18 to 65 years.
(3)	YDP+ Y-Essence Personal Cleansing & Nourishing Facial products – consumer majority Asian female aged from 23 to 65 years.

SALES AND MARKETING

FB had a show-factory for processing of raw bird-nests.and weexpect this will entice visits by tourists and tour groups to our retail outlet..

Our plan of setting-up our own online business for our products are also put on hold pending due to the pandemic.

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

RESEARCH AND DEVELOPMENT

None.

INTELLECTUAL PROPERTY

Not Applicable.

EMPLOYEES

Presently FB had 2 marketing staff under its employment, all whom reports directly to Director Choo Chee Loong.

All other administrative functions are handled on behalf by our appointed Management Agent, Swipypay Berhad.

The Board is assisted by a team consisting of highly competent professional consultants and experts in the related the fields during this period of transformation exercise.

Item 1A. Risk Factors

Not Applicable to smaller reporting company.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 2. Properties

Our Company does not own any property, our  office in Putrajaya is shared with our Management Agent.

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

On December 13, 2021, there were 289 registered shareholders with 86,264,000 shares of common stock outstanding.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended August 31, 2021, and since our incorporation on May 28, 2014, and presently had no plans to declare any dividend on our common stock.

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

As at August 31, 2021, the Company has a working capital deficit of $1,415,589 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, may raise substantial doubt about the Company’s ability to continue as a going concern.

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

Comparison of the years ended August 31, 2021 and, 2020

	Years Ended
	August 31,
	2021	2020	Change	%
Revenue	$246,861	$65,848	$181,013	275%
Cost of Goods Sold	182,306	49,511	132,795	268%
General and administrative expenses	391,378	325,399	65,979	20%
Net loss	$326,823	$309,062	$17,761	6%

For the year ended August 31, 2021, we had revenue of $246,861 and cost of revenue of $182,306, as compared to $65,848 and $49,511 for the same period in 2020. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations. Due to the outbreak of Covid-19 pandemic and a government-imposed lockdown, we ceased operations mid-January 2020, and have yet to fully recover even with partial lifting of lockdown.

Our general and administrative expenses were $391,378 for the year ended August 31, 2021, with an increase of $65,979 as compared to $325,399 for the same period in 2020. The increase in general and administrative expenses was primarily due to increased management fees and traveling expense.

Liquidity and Capital Resources

Working Capital

	August 31,	August 31,
	2021	2020	Change	%
Current assets	$7,361	$14,393	$(7,032)	(49%)
Current liabilities	$1,422,950	$1,103,389	$319,561	29%
Working capital deficiency	$(1,415,589)	$(1,088,996)	$(326,593)	30%

The Company’s current assets consists of cash of $7,361 at August 31, 2021, with a decrease of $7,032 as compared to cash of $6,665 and prepaid expense and deposit of $7,728 at August 31, 2020. The decrease was primarily due to a decrease in prepaid expense and deposit.

As at August 31, 2021, current liabilities consisted of accounts payable and accrued liabilities of $13,721 and due to a related party of $1,409,229, as compared to August 31, 2020 current liabilities consisted of accounts payable and accrued liabilities of $30,137 and due to a related party of $1,073,252. The increase in current liabilities of $319,561 is primarily due to the operating expenses paid by the related party.

Cash Flows

	Years Ended
	August 31,
	2021	2020	Change
Cash provided by operating activities	$68,935	$8,804	$60,131
Cash used in financing activities	(68,163)	(57,218)	(10,945)
Effects on changes in foreign exchange rate	(76)	612	(688)
Net change in cash	$696	$(47,802)	$48,498

Cash Flow from Operating Activities

Cash flows provided by operations was $68,935 during the year ended August 31, 2021, compared with $8,804 during the same period in 2020. The increase of $60,131 is mainly due to increase in expenses paid by related party.

Cash Flow from Financing Activities

Cash flows used in financing activities was $68,163 during the year ended August 31, 2021. It consists of advances from related party of $15,555 and repayment to related party of $83,718. Cash flows used in financing activities was $57,218 during the year ended August 31, 2020. It consists of advances from related party of $309,249, expenses paid on behalf of related party of $362,099 and repayment to related party of $4,368.

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

As of August 31, 2021, the Company had an accumulated deficit of $1,403,624 and net loss of $326,823 for the year ended August 31, 2021. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Item 8. Financial Statements and Supplementary Data

FELLAZO CORP. FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:          The Board of Directors and Stockholders of

                Fellazo Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fellazo Corp. (the “Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year ended August 31, 2020, and had a working capital deficit, which raised substantial doubt about its ability to continue as a going concern. As of and for the year ended August 31, 2021, the Company continued to have a working capital deficit and continued to incur substantial losses which continues to give rise to the substantial doubt that the Company will continue as a going concern. Management’s plans to address this substantial doubt are set forth in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainly.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since January 6, 2020

San Mateo, California

December 15, 2021

FELLAZO CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2021	2020

ASSETS
Current Assets
Cash	$7,361	$6,665
Prepaid expense and deposit	-	7,728
Total Current Assets	7,361	14,393
TOTAL ASSETS	$7,361	$14,393

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$13,721	$30,137
Due to related party	1,409,229	1,073,252
Total Current Liabilities	1,422,950	1,103,389
TOTAL LIABILITIES	1,422,950	1,103,389

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,403,624)	(1,143,619)
Accumulated other comprehensive loss	(981)	(1,094)
Total Fellazo Corp. Stockholders' Deficit	(1,282,219)	(1,022,327)
Non-controlling interest	(133,370)	(66,669)
Total Stockholders' Deficit	(1,415,589)	(1,088,996)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,361	$14,393

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended
	August 31,
	2021	2020
Revenues	$196,916	$65,848
Revenues from related parties	49,945	-
Revenues total	246,861	65,848

Cost of Goods Sold	148,323	49,511
Cost of Goods Sold from related party	33,983	-
Cost of Goods Sold total	182,306	49,511

Gross profit	64,555	16,337

Operating Expenses
General and administrative expenses	$391,378	$325,399
Total operating expenses	391,378	325,399

Loss from operations	(326,823)	(309,062)

Loss before taxes	(326,823)	(309,062)
Provision for income tax	-	-
Net loss	(326,823)	(309,062)
Net loss attributable to the non-controlling interest	(66,818)	(55,313)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(260,005)	$(253,749)

Other comprehensive loss
Foreign currency translation gain (loss)	230	(1,807)
Total comprehensive loss	(326,593)	(310,869)
Comprehensive Loss attributable to the non-controlling interest	(66,701)	(56,235)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(259,892)	$(254,634)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2021 and 2020

					Accumulated
	Common Stock		Additional Paid in	Accumulated	other comprehensive	Non controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2019	86,264,000	$86,264	$36,122	$(889,870)	$(209)	$(10,434)	$(778,127)

Net loss for the year	-	-	-	(253,749)	-	(55,313)	(309,062)
Foreign currency translation loss	-	-	-	-	(885)	(922)	(1,807)
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)

Net loss for the year	-	-	-	(260,005)	-	(66,818)	(326,823)
Foreign currency translation loss	-	-	-	-	113	117	230
Balance, August 31, 2021	86,264,000	$86,264	$36,122	$(1,403,624)	$(981)	$(133,370)	$(1,415,589)

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

	Years Ended
	August 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(326,823)	$(309,062)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	404,400	303,380
Changes in operating assets and liabilities:
Prepaid	1,133	17,958
Deposit	6,663	(6,578)
Accounts payable and accrued liabilities	(16,438)	3,106
Net Cash Provided by Operating Activities	68,935	8,804

Cash Flows from Financing Activities:
Expenses paid on behalf of related party	-	(362,099)
Advances from related party	15,555	309,249
Repayment to related party	(83,718)	(4,368)
Net Cash Used in Financing Activities	(68,163)	(57,218)

Effects on changes in foreign exchange rate	(76)	612

Net change in cash	696	(47,802)
Cash, beginning of period	6,665	54,467
Cash, end of period	$7,361	$6,665

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the year ended August 31, 2021, the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market. The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

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

As of August 31, 2021, the Company had an accumulated deficit of $1,403,624, and net loss of $326,823 for the year ended August 31, 2021. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exchange Rates	August 31, 2021	August 31, 2020
Spot rate RM : USD exchange rate	0.2406	0.2401
Average period RM : USD exchange rate	0.2389	0.2357

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of August 31, 2021 and 2020, the Company had $7,361 and $6,665 in cash and cash equivalents, respectively.

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

Revenue recognition

The Company commenced its operation in mid-October 2019. At this initial stage revenue is earned from the trading of raw bird-nest only. During the year ended August 31, 2021, the Company began selling durian paste to its customers.

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

The Company believes it is still in the initial stage of its operations which started with the trading of raw bird-nest and with the recent addition of the product, durian past, the management is using this initial stage as exposure of the management to the bird-nest business in order to learn and gain experience with our suppliers whom are bird-nest farmers or their agents, determination of quality of the raw materials, the process of raw bird-nest cleaning of the different class of the raw material and market for these clean bird-nest, and handling of durian paste as a food product.

Thus at this initial stage we have not entered into any formal contract with our suppliers and purchasers, most of the suppliers and purchasers are known to our management or introduced to the management by closed business friends.

Cost of Goods Sold

At the current stage of stage of business operations which the management considered as exposure, gaining of knowledge and experience of the overall bird-nest and durian paste business, our Cost of goods sold only include the actual cost of the raw bird-nest and durian paste purchased from suppliers.

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

Concentrations

The Company had a concentration in demand for its products as three customers comprised 66.2% of the Company’s sales where for one customer was 32.0%, a second customer was 21.9%, and a third customer was 12.3%.

The Company had a concentration in supply of its products as one supplier provided 19.0% and second supplier provided 42% of the Company’s purchases totaling 61.0%

The Company had a concentration in its products portfolio as two products comprised 100% of which 32.0% was durian past and 68.0% was bird’s nest the Company’s sales.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company conducts businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of August 31, 2021 and 2020, the Company has no dilutive securities.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,409,229 and $1,073,252 as of August 31, 2021 and 2020 respectively. The additional amount of $335,977 incurred in the year ended August 31, 2021 consisted of operating expenses paid on behalf of the Company of $404,400 and advances from a related party of $15,555, and repayment to related party of $83,718. The difference of amount was a result of change of exchange rate.

During the years ended August 31, 2021 and 2020, we had purchased $33,983 and $9,290 (RM38,790.51) worth of raw bird-nest from Swipypay Berhad (also an agent for bird-nest farmers), respectively.

Our Company does not own or lease any real property, and our registered office in Malaysia is provided by our Management Agent.

NOTE 4 – PREPAID EXPENSES AND DEPOSIT

Prepaid expense and deposit consist of the following:

	August 31,	August 31,
	2021	2020

Prepaid expenses	$-	$1,133
Deposit	-	6,595
	$-	$7,728

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

During the years ended August 31, 2021 and 2020, there were no issuances of common stock.

As of August 31, 2021 and 2020, 86,264,000 shares of common stock were issued and outstanding, respectively.

NOTE 6 – INCOME TAXES

Fellazo Corp. was formed in 2014. Prior to the acquisition of FB in January 2019, the Company only had operations in the United States. In January 2019, the Company became the parent of FB, a Malaysia subsidiary, which files tax returns in Malaysia.

For the years ended August 31, 2021 and 2020, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years Ended
	August 31,
	2021	2020
Tax jurisdiction from:
- Local	$(195,807)	$(200,605)
- Foreign	(131,016)	(108,456)
Loss before income taxes	$(326,823)	$(309,061)

United States of America

Fellazo Corp operates in the United States and files tax returns in these jurisdictions.

The reconciliation of income tax rate to the effective income tax rate for the year ended August 31, 2021 and 2020 is as follows:

	Years Ended
	August 31,
	2021	2020

Loss before income taxes from US operation	$(195,807)	$(200,605)
Statutory income tax rate	21.00%	21.00%
Income tax expense at statutory rate	(41,119)	(42,127)
Tax losses carryforward	41,119	42,127
Income tax expense	$-	$-

As of August 31, 2021, the operations in the United States recognized a deferred tax assets in the amount of $265,689 as a result of accumulated net operating losses. This asset is available to be carried forward to offset future income taxes payable. Management assessed the likelihood of realizing these deferred tax assets, and determined that at August 31, 2021, it was not able to reliably estimate future taxable profits, accordingly, Management has provided for a full valuation allowance against the deferred tax assets of $265,689.

Malaysia

The Company’s subsidiary FB operating in Malaysia is subject to the Malaysia Profits Tax at a standard income tax rate range of 24% on the assessable income arising in Malaysia during its tax year. The reconciliation of income tax rate to the effective income tax rate for the year ended August 31, 2021 and 2020 is as follows:

	Years Ended
	August 31,
	2021	2020

Loss before income taxes from Malaysia operation	$(131,016)	$(108,456)
Statutory income tax rate	24.00%	24.00%
Income tax expense at statutory rate	(31,444)	(26,029)
Tax losses carryforward	31,444	26,029
Income tax expense	$-	$-

As of August 31, 2021, the operations in Malaysia recognized a deferred tax assets in the amount of $67,801 as a result of accumulated net operating losses. This asset is available to be carried forward to offset future income taxes payable. Management assessed the likelihood of realizing these deferred tax assets, and determined that at August 31, 2021, it was not able to reliably estimate future taxable profits, accordingly, Management has provided for a full valuation allowance against the deferred tax assets of $67,801.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2021 and 2020:

	August 31,	August 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards
United States	$265,689	$224,570
Malaysia	67,801	36,357
Total	333,490	260,927
Less: valuation allowance	(333,490)	(260,927)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $333,490 as of August 31, 2021. In the period, the valuation allowance increased by $72,563.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  Management has assessed any material events that may have occurred subsequent August 31, 2021 through the date of this report December 15, 2021, and has determined that there are no material subsequent events that require disclosure.

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

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2021. We have identified the following material weaknesses in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2021 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The name, age and titles of our executive officer and director are as follows:

Name of Executive Officer and/or Director	Age	Position

HUANG Minxi	60	Director
		(Appointed as Director on September 9, 2016)

YAP Kit Chuan	45	President, CEO, CFO, Treasurer, Secretary and Director
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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2021 and 2020; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2021 and 2020, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Yap Kit Chuan	2021	92,902	-	-	-	-	-	-	92,902
President, CEO, CFO, Treasurer, Secretary and Director	2020	92,902	-	-	-	-	-	-	92,902

Huang Minxi	2021	-	-	-	-	-	-	-	-
Director	2020	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of our common stock shares of owned beneficially as of December 13, 2021 by: (i) each person (including any group) who is known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Affiliation	Amount and Nature of Beneficial Ownership		Percentage

Common Stock	Yap Kit Chuan of B-18-2 Blok B, East Lake, Seksyen 3, Taman Serdang Perdana, 43300 Seri Kembangan, Selangor Darul Ehsan, Malaysia.	Director	48,368,127	(Direct)	56.07%

Common Stock	Huang Minxi of Room 4 Building No. 27, Ren Huang Shan Zhuang, Feng Huang Street, Wuxing District, Huzhou City, China	Director	1,295,500	(Direct)	1.50%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 13, 2021, there were 86,264,000 shares of our common stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as described below, during the year ended August 31, 2021, we did not enter into any transactions with our Executive Officer or Directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the value of 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

Accounting Fees & Services	For Year Ended August 31, 2021	For Year Ended August 31, 2020
Audit fees	$10,900	$10,000
Audit related fees	-	-
Tax fee	-	-
All other fess – acquisition advice	-	-
Total	$10,900	$10,000

All of the professional services rendered by principal accountants for the review and audit of our financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last three fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	11/27/2015
3.3	Bylaws	S-1	3.2	11/27/2015
3.4	Certificate of Amendment to Articles of Incorporation, effective as of September 19, 2017	8-K	3.1	09/22/2017
10.1	Stock purchase agreement	10-Q	10.1	04/23/2019
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

___________

*	Filed herewith
**	Furnished herewith

_______

*	Filed herewith.
**	As filed in the Registrant’s Registration Statement on Form S-1 (File No. 333-208237)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FELLAZO CORP.

/s/ Yap Kit Chuan
Date: December 15, 2021	YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yap Kit Chuan
Date: December 15, 2021	YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 15, 2021	/s/ Huang Minxi
HUANG MINXI
Director

