Form 10-Q
period 2021-11-30
Fellazo Corp
filed 2022-01-14
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Fellazo Corp has 86,264,000 common shares issued and outstanding as of January 14, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2021	2020

ASSETS
Current Assets
Cash	$5,853	$7,361
Total Current Assets	5,853	7,361
TOTAL ASSETS	$5,853	$7,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,974	$13,721
Due to related party	1,487,597	1,409,229
Total Current Liabilities	1,503,571	1,422,950
TOTAL LIABILITIES	1,503,571	1,422,950

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,469,410)	(1,403,624)
Accumulated other comprehensive loss	1,869	(981)
Total Fellazo Corp. Stockholders’ Deficit	(1,345,155)	(1,282,219)
Non-controlling interest	(152,563)	(133,370)
Total Stockholders’ Deficit	(1,497,718)	(1,415,589)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,853	$7,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020
Revenues	$3,357	$-
Revenues from related parties	8,669	17,016
Revenues total	12,026	17,016

Cost of Goods Sold	5,036	9,558
Cost of Goods Sold from related party	2,638	-
Cost of Goods Sold total	7,674	9,558

Gross profit	4,352	7,458

Operating Expenses
General and administrative expenses	$92,297	$91,426
Total operating expenses	92,297	91,426

Loss from operations	(87,945)	(83,968)

Loss before taxes	(87,945)	(83,968)
Provision for income tax	-	-
Net loss	(87,945)	(83,968)
Net loss attributable to the non-controlling interest	(22,159)	(20,085)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(65,786)	$(63,883)

Other comprehensive loss
Foreign currency translation gain (loss)	5,816	(3,704)
Total comprehensive loss	(82,129)	(87,672)
Comprehensive Loss attributable to the non-controlling interest	(19,193)	(21,974)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(62,936)	$(65,698)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended November 30, 2021

			Additional		Accumulated other	Non
	Common Stock		paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2021	86,264,000	$86,264	$36,122	$(1,403,624)	$(981)	$(133,370)	$(1,415,589)
Net loss	-	-	-	(65,786)	-	(22,159)	(87,945)
Foreign currency translation gain	-	-	-	-	2,850	2,966	5,816
Balance, November 30, 2021	86,264,000	$86,264	$36,122	$(1,469,410)	$1,869	$(152,563)	$(1,497,718)

For the three months ended November 30, 2021

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)
Net loss	-	-	-	(63,883)	-	(20,085)	(83,968)
Foreign currency translation gain	-	-	-	-	(1,815)	(1,889)	(3,704)
Balance, November 30, 2020	86,264,000	$86,264	$36,122	$(1,207,502)	$(2,909)	$(88,643)	$(1,176,668)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	November 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(87,945)	$(83,968)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	89,941	103,786
Changes in operating assets and liabilities:
Prepaid	-	(87)
Deposit	-	6,639
Accounts payable and accrued liabilities	2,264	(12,881)
Net Cash Provided by Operating Activities	4,260	13,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	-	-
Net Cash Used in Investing Activities	-	-

Cash Flows from Financing Activities:
Advances from related party	40,732	8,235
Repayment to related party	(46,471)	(21,104)
Net Cash Used in Financing Activities	(5,739)	(12,869)

Effects on changes in foreign exchange rate	(29)	612

Net change in cash	(1,508)	1,232
Cash, beginning of period	7,361	54,467
Cash, end of period	$5,853	$55,699

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

November 30, 2021

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

As of November 30, 2021, the Company had an accumulated deficit of $1,469,410, and net loss of $87,945 for the three months ended November 30, 2021. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exchange Rates	November 30, 2021	August 31, 2021
Spot rate RM : USD exchange rate	0.2359	0.2406
Average period RM : USD exchange rate	0.2398	0.2389

Concentrations

The Company had a concentration in demand for its products as four customers comprised 100% of the Company’s sales where for one customer was 64% and a second customer was 24%.

The Company had a concentration in supply of its products as one supplier provided 63% and second supplier provided 34% of the Company’s purchases totaling 97%

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,487,597 and $1,409,229 as at November 30, 2021 and August 31, 2021 respectively. The additional amount of $78,368 incurred in the three months ended November 30, 2021, consisted of operating expenses paid on behalf of the Company of $89,941, advances from a related party of $40,732, and a repayment to related party of $46,471. The difference of amount was a result of change of exchange rate.

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

Our office is located at T2-L8-3, Level 8, IOI City Tower Two, Lebuh IRC, IOI Resort City, 62502 Putrajaya, Malaysia. Our corporate website is http://fellazo.com.

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

Comparison of the three months ended November 30, 2021 and 2020

	Three Months Ended
	November 30,
	2021	2020	Change	%
Revenue	$12,026	$17,016	$(4,990)	(29)%
Cost of Goods Sold	7,674	9,558	(1,884)	(20)%
General and administrative expenses	92,297	91,426	871	1%
Net loss	$87,945	$83,968	$3,977	5%

For the three months ended November 30, 2021, we had revenue of $12,026 and cost of goods sold of $7,674, as compared to $17,016 and $9,558 for the same period in 2020. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $92,297 for the three months ended November 30, 2021, as compared to $91,426 for the same period in 2020. General and administrative expense mainly consisted of management fee and payroll expense.

Our net loss increased by $3,977 due to a decrease in revenue and gross profit.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2021	2021	Change	%
Current assets	$5,853	$7,361	$(1,508)	(20)%
Current liabilities	$1,503,571	$1,422,950	$80,621	6%
Working capital deficiency	$(1,497,718)	$(1,415,589)	$(82,129)	6%

The Company’s current assets consists of cash of $5,853 at November 30, 2021, as compared to cash of $7,361 and at August 31, 2021.

As at November 30, 2021, current liabilities consisted of accounts payable and accrued liabilities of $15,974 and due to a related party of $1,487,597, as compared to August 31, 2021, current liabilities consisted of accounts payable and accrued liabilities of $13,721 and due to a related party of $1,409,229. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Three Months Ended
	November 30,
	2021	2020	Change	%
Cash provided by operating activities	$4,260	$13,489	$(9,229)	(68)%
Cash used in financing activities	(5,739)	(12,869)	7,130	(55)%
Effects on changes in foreign exchange rate	(29)	612	(641)	(105)%
Net change in cash	$(1,508)	$1,232	$(2,740)	(222)%

Cash Flow from Operating Activities

Cash flows provided by operations was $4,260 during the three months ended November 30, 2021, compared with $13,489 during the same period in 2020. The decrease in cash provided by operating activities is mainly due to expenses paid by related party.

Cash Flow from Financing Activities

During the three months ended November 30, 2021, the Company received $40,732 from a related party, and repaid $46,471 to a related party. During the three months ended November 30, 2020, the Company received $8,235 from a related party, and repaid $21,104 to a related party.

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

For a complete description of our critical accounting policies and estimates, refer to our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2021.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	11/27/2015
3.3	Bylaws	S-1	3.2	11/27/2015
3.4	Certificate of Amendment to Articles of Incorporation, effective as of September 19, 2017	8-K	3.1	09/22/2017
10.1	Stock purchase agreement	10-Q	10.1	04/23/2019
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

* Filed herewith
+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELLAZO CORP.
(Registrant)

Dated: January 14, 2022	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

