Form 10-Q
period 2022-02-28
Fellazo Corp
filed 2022-04-14
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

Fellazo Corp has 86,264,000 common shares issued and outstanding as of April 14, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2022	2021

ASSETS
Current Assets
Cash	$4,678	$7,361
Accounts receivable	570	-
Prepaid expense	1,133	-
Total Current Assets	6,381	7,361
TOTAL ASSETS	$6,381	$7,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,081	$13,721
Due to a related party	1,572,735	1,409,229
Total Current Liabilities	1,593,816	1,422,950
TOTAL LIABILITIES	1,593,816	1,422,950

Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,534,764)	(1,403,624)
Accumulated other comprehensive income (loss)	519	(981)
Total Fellazo Corp. Stockholders’ Deficit	(1,411,859)	(1,282,219)
Non-controlling interest	(175,576)	(133,370)
Total Stockholders’ Deficit	(1,587,435)	(1,415,589)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,381	$7,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Revenues	$12,225	$180,558	$15,582	$180,558
Revenues from related parties	-	5,402	8,669	22,418
Revenues total	12,225	185,960	24,251	202,976

Cost of Goods Sold	493	123,391	5,529	132,949
Cost of Goods Sold from a related party	6,663	17,065	9,301	17,065
Cost of Goods Sold total	7,156	140,456	14,830	150,014

Gross profit	5,069	45,504	9,421	52,962

Operating Expenses
General and administrative expenses	$92,032	$104,422	$184,329	$195,848
Total operating expenses	92,032	104,422	184,329	195,848

Loss from operations	(86,963)	(58,918)	(174,908)	(142,886)

Loss before taxes	(86,963)	(58,918)	(174,908)	(142,886)
Provision for income tax	-	-	-	-
Net loss	(86,963)	(58,918)	(174,908)	(142,886)
Net loss attributable to the non-controlling interest	(21,609)	(3,833)	(43,768)	(23,918)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(65,354)	$(55,085)	$(131,140)	$(118,968)

Other comprehensive loss
Foreign currency translation gain (loss)	(2,754)	(625)	3,062	(4,329)
Total comprehensive loss	(89,717)	(59,543)	(171,846)	(147,215)
Comprehensive Loss attributable to the non-controlling interest	(23,013)	(4,152)	(42,206)	(26,126)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(66,704)	$(55,391)	$(129,640)	$(121,089)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000	86,264,000	86,264,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three and six months ended February 28, 2022

			Additional		Accumulated other	Non
	Common Stock		paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2021	86,264,000	$86,264	$36,122	$(1,403,624)	$(981)	$(133,370)	$(1,415,589)
Net loss	-	-	-	(65,786)	-	(22,159)	(87,945)
Foreign currency translation	-	-	-	-	2,850	2,966	5,816
Balance, November 30, 2021	86,264,000	$86,264	$36,122	$(1,469,410)	$1,869	$(152,563)	$(1,497,718)
Net loss	-	-	-	(65,354)	-	(21,609)	(86,963)
Foreign currency translation	-	-	-	-	(1,350)	(1,404)	(2,754)
Balance, February 28, 2022	86,264,000	$86,264	$36,122	$(1,534,764)	$519	$(175,576)	$(1,587,435)

For the three and six months ended February 28, 2022

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)
Net loss	-	-	-	(63,883)	-	(20,085)	(83,968)
Foreign currency translation	-	-	-	-	(1,815)	(1,889)	(3,704)
Balance, November 30, 2020	86,264,000	$86,264	$36,122	$(1,207,502)	$(2,909)	$(88,643)	$(1,176,668)
Net loss	-	-	-	(55,085)	-	(3,833)	(58,918)
Foreign currency translation	-	-	-	-	(306)	(319)	(625)
Balance, February 28, 2021	86,264,000	$86,264	$36,122	$(1,262,587)	$(3,215)	$(92,795)	$(1,236,211)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	February 28,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(174,908)	$(142,886)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	184,554	200,002
Changes in operating assets and liabilities:
Accounts receivable	(572)	-
Prepaid	(1,133)	1,133
Deposit	-	6,712
Accounts payable and accrued liabilities	7,366	(6,034)
Net Cash Provided by Operating Activities	15,307	58,927

Cash Flows from Financing Activities:
Advances from related party	51,335	10,458
Repayment to related party	(69,314)	(64,122)
Net Cash Used in Financing Activities	(17,979)	(53,664)

Effects on changes in foreign exchange rate	(11)	(38)

Net change in cash	(2,683)	5,225
Cash, beginning of period	7,361	6,665
Cash, end of period	$4,678	$11,890

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

February 28, 2022

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

As of February 28, 2022, the Company had an accumulated deficit of $1,534,764, and net loss of $174,908 for the six months ended February 28, 2022. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended August 31, 2021.

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

Exchange Rates	February 28, 2022	August 31, 2021
Spot rate RM : USD exchange rate	0.2381	0.2406
Average period RM : USD exchange rate	0.2383	0.2389

Concentrations

The Company had a concentration in demand for its products as three customers comprised 100% of the Company’s sales where for one customer was approximately 64% and a second customer was approximately 32%.

The Company had a concentration in supply of its products as three customers comprised 100% of Company’s purchases where for one supplier was approximately 62% and second supplier was approximately 32%.

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,572,735 and $1,409,229 as at February 28, 2022 and August 31, 2021 respectively. The additional amount of $163,506 incurred in the six months ended February 28, 2022, primarily consisted of operating expenses paid on behalf of the Company of $184,554, advances from a related party of $51,335, and a repayment to related party of $69,314. The difference of amount was a result of change of exchange rate.

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

Comparison of the three months ended February 28, 2022 and 2021

	Three months ended
	February 28,
	2022	2021	Change	%
Revenue	$12,225	$185,960	$(173,735)	(93%)
Cost of Goods Sold	7,156	140,456	(133,300)	(95%)
General and administrative expenses	92,032	104,422	(12,390)	(12%)
Net income (loss)	$86,963	$58,918	$28,045	48%

For the three months ended February 28, 2022, we had revenue of $12,225 and cost of goods sold of $7,156, as compared to $185,960 and $140,456 for the same period in 2021. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $92,032 for the three months ended February 28, 2022, as compared to $104,422 for the same period in 2021. General and administrative expense mainly consisted of management fee and payroll expense.

Our net loss increased by $28,045 due to a decrease in revenue and gross profit.

Comparison of the six months ended February 28, 2022 and 2021

	Six Months Ended
	February 28,
	2022	2021	Change	%
Revenue	$24,251	$202,976	$(178,725)	(88%)
Cost of Goods Sold	14,830	150,014	(135,184)	(90%)
General and administrative expenses	184,329	195,848	(11,519)	(6%)
Net loss	$174,908	$142,886	$32,022	22%

For the six months ended February 28, 2022, we had revenue of $24,251 and cost of goods sold of $14,830, as compared to $202,976 and $150,014 for the same period in 2021. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $184,329 for the six months ended February 28, 2022, as compared to $195,848 for the same period in 2021. General and administrative expense mainly consisted of management fee and payroll expense.

Our net loss increased by $32,022 due to a decrease in revenue and gross profit.

Liquidity and Capital Resources

Working Capital

	February 28,	August 31,
	2022	2021	Change	%
Current assets	$6,381	$7,361	$(980)	(13%)
Current liabilities	$1,593,816	$1,422,950	$170,866	12%
Working capital deficiency	$(1,587,435)	$(1,415,589)	$(171,846)	12%

The Company’s current assets consists of cash of $4,678, accounts receivable of $570 and prepaid expense of $1,133 at February 28, 2022, as compared to cash of $7,361 at August 31, 2021.

As at February 28, 2022, current liabilities consisted of accounts payable and accrued liabilities of $21,081 and due to a related party of $1,572,735, as compared to August 31, 2021, current liabilities consisted of accounts payable and accrued liabilities of $13,721 and due to a related party of $1,409,229. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Six Months Ended
	February 28,
	2022	2021	Change	%
Cash provided by operating activities	$15,307	$58,927	$(43,620)	(74%)
Cash used in financing activities	(17,979)	(53,664)	35,685	(66%)
Effects on changes in foreign exchange rate	(11)	(38)	27	(71%)
Net change in cash	$(2,683)	$5,225	$(7,908)	(151%)

Cash Flow from Operating Activities

Cash flows provided by operations was $15,307 during the six months ended February 28, 2022, compared with $58,927 during the same period in 2021. The decrease in cash provided by operating activities is mainly due to expenses paid by related party.

Cash Flow from Financing Activities

During the six months ended February 28, 2022, the Company received $51,335 from a related party, and repaid $69,314 to a related party. During the six months ended February 28, 2021, the Company received $10,458 from a related party, and repaid $64,122 to a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FELLAZO CORP.
(Registrant)

Dated: April 14, 2022	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

