Form 10-Q
period 2022-05-31
Fellazo Corp
filed 2022-07-12
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission File Number 333-208237

FELLAZO CORP.
(Exact name of registrant as specified in its charter)

Nevada	30-0840869
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

T2-L8-3, Level 8, IOI City Tower Two, Lebuh IRC, IOI Resort City, 62502 Putrajaya, Malaysia	62502
(Address of principal executive offices)	(Zip Code)

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

Fellazo Corp has 86,264,000 common shares issued and outstanding as of June 30, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	May 31,	August 31,
	2022	2021

ASSETS
Current Assets
Cash	$29,175	$7,361
Accounts receivable	22,355	-
Prepaid expense	1,215	-
Total Current Assets	52,745	7,361
TOTAL ASSETS	$52,745	$7,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,950	$13,721
Due to related parties	1,689,045	1,409,229
Total Current Liabilities	1,706,995	1,422,950
TOTAL LIABILITIES	1,706,995	1,422,950

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,597,683)	(1,403,624)
Accumulated other comprehensive income (loss)	7,792	(981)
Total Fellazo Corp. Stockholders' Deficit	(1,467,505)	(1,282,219)
Non-controlling interest	(186,745)	(133,370)
Total Stockholders' Deficit	(1,654,250)	(1,415,589)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,745	$7,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Revenues	$48,128	$10,385	$63,710	$190,943
Revenues from related parties	-	11,075	8,669	33,493
Revenues total	48,128	21,460	72,379	224,436

Cost of Goods Sold	37,389	13,400	42,918	146,349
Cost of Goods Sold from related parties	(0)	4,976	9,301	22,041
Cost of Goods Sold total	37,389	18,376	52,219	168,390

Gross profit	10,739	3,084	20,160	56,046

Operating Expenses
General and administrative expenses	$92,397	$90,309	$276,726	$286,157
Total operating expenses	92,397	90,309	276,726	286,157

Loss from operations	(81,658)	(87,225)	(256,566)	(230,111)

Loss before taxes	(81,658)	(87,225)	(256,566)	(230,111)
Provision for income tax	-	-	-	-
Net loss	(81,658)	(87,225)	(256,566)	(230,111)
Net loss attributable to the non-controlling interest	(18,739)	(23,031)	(62,507)	(46,949)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(62,919)	$(64,194)	$(194,059)	$(183,162)

Other comprehensive loss
Foreign currency translation gain (loss)	14,843	3,081	17,905	(1,248)
Total comprehensive loss	(66,815)	(84,144)	(238,661)	(231,359)
Comprehensive Loss attributable to the non-controlling interest	(11,169)	(21,459)	(53,375)	(47,585)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(55,646)	$(62,685)	$(185,286)	$(183,774)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000	86,264,000	86,264,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three and nine months ended May 31, 2022

			Additional		Accumulated other	Non
	Common Stock		paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2021	86,264,000	$86,264	$36,122	$(1,403,624)	$(981)	$(133,370)	$(1,415,589)
Net loss	-	-	-	(65,786)	-	(22,159)	(87,945)
Foreign currency translation gain	-	-	-	-	2,850	2,966	5,816
Balance, November 30, 2021	86,264,000	$86,264	$36,122	$(1,469,410)	$1,869	$(152,563)	$(1,497,718)
Net loss	-	-	-	(65,354)	-	(21,609)	(86,963)
Foreign currency translation loss	-	-	-	-	(1,350)	(1,404)	(2,754)
Balance, February 28, 2022	86,264,000	$86,264	$36,122	$(1,534,764)	$519	$(175,576)	$(1,587,435)
Net loss	-	-	-	(62,919)	-	(18,739)	(81,658)
Foreign currency translation gain	-	-	-	-	7,273	7,570	14,843
Balance, May 31, 2022	86,264,000	$86,264	$36,122	$(1,597,683)	$7,792	$(186,745)	$(1,654,250)

For the three and nine months ended May 31, 2021

			Additional		Accumulated other	Non
	Common Stock		Paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)
Net loss	-	-	-	(63,883)	-	(20,085)	(83,968)
Foreign currency translation loss	-	-	-	-	(1,815)	(1,889)	(3,704)
Balance, November 30, 2020	86,264,000	$86,264	$36,122	$(1,207,502)	$(2,909)	$(88,643)	$(1,176,668)
Net loss	-	-	-	(55,085)	-	(3,833)	(58,918)
Foreign currency translation loss	-	-	-	-	(306)	(319)	(625)
Balance, February 28, 2021	86,264,000	$86,264	$36,122	$(1,262,587)	$(3,215)	$(92,795)	$(1,236,211)
Net loss	-	-	-	(64,194)	-	(23,031)	(87,225)
Foreign currency translation gain	-	-	-	-	1,509	1,572	3,081
Balance, May 31, 2021	86,264,000	$86,264	$36,122	$(1,326,781)	$(1,706)	$(114,254)	$(1,320,355)

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	May 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(256,566)	$(230,111)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by a related party	317,206	299,017
Changes in operating assets and liabilities:
Accounts receivable	(23,216)	-
Prepaid	(1,218)	-
Deposit	-	6,696
Accounts payable and accrued liabilities	4,236	(13,693)
Net Cash Provided by Operating Activities	40,442	61,909

Cash Flows from Financing Activities:
Advances from a related party	51,570	10,458
Repayment to a related party	(69,972)	(72,638)
Net Cash Used in Financing Activities	(18,402)	(62,180)

Effects on changes in foreign exchange rate	(226)	(115)

Net change in cash	21,814	(386)
Cash, beginning of period	7,361	6,665
Cash, end of period	$29,175	$6,279

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

May 31, 2022

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

As of May 31, 2022, the Company had an accumulated deficit of $1,597,683, and net loss of $256,566 for the nine months ended May 31, 2022. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Exchange Rates	May 31, 2022	August 31, 2021
Spot rate RM : USD exchange rate	0.2284	0.2406
Average period RM : USD exchange rate	0.2336	0.2389

Concentrations

The Company had a concentration in demand for its products as four customers comprised 100% of the Company’s sales where for one customer was approximately 61%, a second customer was approximately 27% and a third customer was approximately 10%.

The Company had a concentration in supply of its products as four customers comprised 100% of Company’s purchases where for one supplier was approximately 90% and second supplier was approximately 9%.

NOTE 3 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,689,045 and $1,409,229 as at May 31, 2022 and August 31, 2021 respectively. The additional amount of $279,816 incurred in the nine months ended May 31, 2022, primarily consisted of operating expenses paid on behalf of the Company of $317,206, advances from a related party of $51,570, and a repayment to a related party of $69,972. The difference of amount was a result of change of exchange rate.

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

As of August 31, 2021, the total of 34,835,373 shares have been transferred to 249 new and 9 existing shareholders, and the number of shares belonged to Yap Kit Chuan was 48,368,127 shares.

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

Comparison of the three months ended May 31, 2022 and 2021

	Three months ended
	May 31,
	2022	2021	Change	%
Revenue	$48,128	$21,460	$26,668	124%
Cost of Goods Sold	37,389	18,376	19,013	103%
General and administrative expenses	92,397	90,309	2,088	2%
Net income (loss)	$(81,658)	$(87,225)	$5,567	(6%)

For the three months ended May 31, 2022, we had revenue of $48,128 and cost of goods sold of $37,389, as compared to $21,460 and $18,376 for the same period in 2021. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $92,397 for the three months ended May 31, 2022, as compared to $90,309 for the same period in 2021. General and administrative expense mainly consisted of management fee and payroll expense.

Our net loss decreased by $5,567 due to an increase in revenue and gross profit.

Comparison of the nine months ended May 31, 2022 and 2021

	Nine Months Ended
	May 31,
	2022	2021	Change	%
Revenue	$72,379	$224,436	$(152,057)	(68%)
Cost of Goods Sold	52,219	168,390	(116,171)	(69%)
General and administrative expenses	276,726	286,157	(9,431)	(3%)
Net loss	$(256,566)	$(230,111)	$26,455	11%

For the nine months ended May 31, 2022, we had revenue of $72,379 and cost of goods sold of $52,219, as compared to $224,436 and $168,390 for the same period in 2021. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $276,726 for the nine months ended May 31, 2022, as compared to $286,157 for the same period in 2021. General and administrative expense mainly consisted of management fee and payroll expense.

Our net loss increased by $26,455 due to a decrease in revenue and gross profit.

Liquidity and Capital Resources

Working Capital

	May 31,	August 31,
	2022	2021	Change	%
Current assets	$52,745	$7,361	$45,384	617%
Current liabilities	$1,706,995	$1,422,950	$284,045	20%
Working capital deficiency	$(1,654,250)	$(1,415,589)	$(238,661)	17%

The Company’s current assets consists of cash of $29,175, accounts receivable of $22,355 and prepaid expense of $1,215 at May 31, 2022, as compared to cash of $7,361 at August 31, 2021.

As at May 31, 2022, current liabilities consisted of accounts payable and accrued liabilities of $17,950 and due to a related party of $1,689,045, as compared to August 31, 2021, current liabilities consisted of accounts payable and accrued liabilities of $13,721 and due to a related party of $1,409,229. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Nine Months Ended
	May 31,
	2022	2021	Change
Cash provided by operating activities	$40,442	$61,909	$(21,467)
Cash used in financing activities	(18,402)	(62,180)	43,778
Effects on changes in foreign exchange rate	(226)	(115)	(111)
Net change in cash	$21,814	$(386)	$22,200

Cash Flow from Operating Activities

Cash flows provided by operations was $40,442 during the nine months ended May 31, 2022, compared with $61,909 during the same period in 2021. The decrease in cash provided by operating activities is mainly due to an increase in net loss.

Cash Flow from Financing Activities

During the nine months ended May 31, 2022, the Company received $51,570 from a related party, and repaid $69,972 to a related party. During the nine months ended May 31, 2021, the Company received $10,458 from a related party, and repaid $72,638 to a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FELLAZO CORP.
(Registrant)

Dated: July 12, 2022	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

