Form 10-K
period 2022-08-31
Fellazo Corp
filed 2022-12-13
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2022

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on February 28, 2022 was $512,405,222 based on a $14 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Fellazo Corp has 86,264,000 common shares issued and outstanding as of December 13, 2022.

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

FB’s show factory had since moved to a new location after our Head-Office moved to Putrajaya, the Malaysian Government’s Federal Administrative Center. The new show factory is located within half an hour from our office and continues to be managed by our Management Agent, Swipypay Berhad.

Due to the continuous effects of the Covid-19 pandemic and the economy uncertainty, we are minimally operating and any plan for expansion had been put on hold until the overall economic climate improves.

On April 1, 2021, Yap Kit Chuan, President, director and owner of ninety-six percent (96%) of the issued and outstanding shares of Common Stock of the Company, agreed to transfer, to a number of business associates, up to approximately 26,000,000 shares of the Company’s Common Stock, representing thirty percent (30%) of the total issued and outstanding shares of Common Stock of the Company.

On July 15, 2021, Yap Kit Chuan, agreed to increase the proposed transfers up to a total of 35,000,000 shares, representing up to forty-one percent (41%) of the issued and outstanding shares of the Company’s Common Stock.  The transfers will occur from time to time and will now be completed on or before August 31, 2021. The transfers will be undertaken pursuant to Regulation S of the Securities Act of 1933, and the shares transferred will continue to carry a restrictive legend.

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

CUSTOMERS

Our target customers are;

(1)	Raw bird-nest - small and medium size processing factories in Malaysia.
(2)	Clean bird-nest – consumers, targeting Asian females between 18 and 65 years of age.
(3)	YDP+ Y-Essence Personal Cleansing & Nourishing Facial products – consumers, targeting Asian females between 23 and 65 years of age.

SALES AND MARKETING

FB had a show-factory for processing of raw bird-nests and we expect this will entice visits by tourists and tour groups to our retail outlet.

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

Dividends

No cash dividends were paid on our shares of Common Stock during the fiscal year ended August 31, 2022, and since our incorporation on May 28, 2014, and presently we have no plans to declare any dividend on our Common Stock.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the year ended August 31, 2022.

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

As at August 31, 2022, the Company has a working capital deficit of $1,735,407 and has not yet established a stabilized source of revenue sufficient to cover operating cost for the foreseeable future. These factors, among others, may raise substantial doubt about the Company’s ability to continue as a going concern.

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

Comparison of the years ended August 31, 2022 and, 2021

	Years ended
	August 31,
	2022	2021	Change	%
Revenue	$81,846	$246,861	$(165,015)	(67%)
Cost of Goods Sold	55,941	182,306	(126,365)	(69%)
General and administrative expenses	372,020	391,378	(19,358)	(5%)
Net loss	$346,115	$326,823	$19,292	6%

For the year ended August 31, 2022, we had revenue of $81,846 and cost of revenue of $55,941, as compared to revenue of $246,861 and cost of revenue of $182,306 for the same period in 2021. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.  The decrease in revenue is mainly due to the economic climate resulted from the still lingering Covid-19 pandemic.  The decrease in cost of revenue is mainly due to a decrease in revenue.

Our general and administrative expenses were $372,020 for the year ended August 31, 2022, with a decrease of $18,858 as compared to $391,378 for the same period in 2021. General and administrative expense mainly consisted of management fees, payroll expenses, professional fees for ongoing regulatory requirements.

Liquidity and Capital Resources

Working Capital

	August 31,	August 31,
	2022	2021	Change	%
Current assets	$20,873	$7,361	$13,512	23%
Current liabilities	$1,756,280	$1,422,950	$333,330	23%
Working capital deficiency	$(1,735,407)	$(1,415,589)	$(319,818)	23%

The Company’s current assets consists of cash of $9,055 and prepaid expense of $11,818 at August 31, 2022, with an increase of $13,512 as compared to cash of $7,361 at August 31, 2021.

As at August 31, 2022, current liabilities consisted of accounts payable and accrued liabilities of $18,317 and due to a related party of $1,737,963, as compared to August 31, 2021 current liabilities consisted of accounts payable and accrued liabilities of $13,721 and due to a related party of $1,409,229. The increase in current liabilities of $333,330 is primarily due to the operating expenses paid by the related party.

Cash Flows

	Years ended
	August 31,
	2022	2021	Change
Cash provided by operating activities	$50,717	$68,935	$(18,218)
Cash used in financing activities	(47,127)	(68,163)	21,036
Effects on changes in foreign exchange rate	(1,896)	(76)	(1,820)
Net change in cash	$1,694	$696	$998

Cash Flow from Operating Activities

Cash flows provided by operations was $50,717 during the year ended August 31, 2022, compared with $68,935 during the same period in 2021. The decrease of $18,218 is mainly due to an increase in net loss.

Cash Flow from Financing Activities

Cash flows used in financing activities was $47,127 during the year ended August 31, 2022. It consists of advances from related party of $51,570 and repayment to related party of $98,697. Cash flows used in financing activities was $68,163 during the year ended August 31, 2021. It consists of advances from related party of $15,555 and repayment to related party of $83,718.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of our securities and loans from our executive officers and principal shareholders, including Joseph Ho; although we have no formal agreement with anyone to allow the Company to borrow any funds. Our working capital requirements are expected to increase in line with the growth of our business.

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

As of August 31, 2022, the Company had an accumulated deficit of $1,666,632 and net loss of $346,115 for the year ended August 31, 2022. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FELLAZO CORP. FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:        The Board of Directors and Stockholders of

              Fellazo Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fellazo Corp. (the “Company”) as of August 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended August 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year ended August 31, 2021, and had a working capital deficit, which raised substantial doubt about its ability to continue as a going concern. As of and for the year ended August 31, 2022, the Company continued to have a working capital deficit and continued to incur substantial losses which continue to give rise to the substantial doubt that the Company will continue as a going concern. Management’s plans to address this substantial doubt are set forth in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since January 6, 2020

San Mateo, California

December 13, 2022

FELLAZO CORP.

Consolidated Balance Sheets

	August 31,	August 31,
	2022	2021

ASSETS
Current Assets
Cash	$9,055	$7,361
Deposit for purchases of inventory	11,818	-
Total Current Assets	20,873	7,361
TOTAL ASSETS	$20,873	$7,361

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,317	$13,721
Due to related party	1,737,963	1,409,229
Total Current Liabilities	1,756,280	1,422,950
TOTAL LIABILITIES	1,756,280	1,422,950

Commitment and contingencies

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,666,632)	(1,403,624)
Accumulated other comprehensive income (loss)	11,905	(981)
Total Fellazo Corp. Stockholders' Deficit	(1,532,341)	(1,282,219)
Non-controlling interest	(203,066)	(133,370)
Total Stockholders' Deficit	(1,735,407)	(1,415,589)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,873	$7,361

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

	Years ended
	August 31,
	2022	2021
Revenues	$73,177	$196,916
Revenues from related parties	8,669	49,945
Revenues total	81,846	246,861

Cost of goods sold	7,492	148,323
Cost of goods sold from related party	48,449	33,983
Cost of goods sold total	55,941	182,306

Gross profit	25,905	64,555

Operating Expenses
General and administrative expenses	$372,020	$391,378
Total operating expenses	372,020	391,378

Loss from operations	(346,115)	(326,823)

Loss before taxes	(346,115)	(326,823)
Provision for income tax	-	-
Net loss	(346,115)	(326,823)
Net loss attributable to the non-controlling interest	(83,107)	(66,818)
Net Loss Attributable to the Shareholders of Fellazo Corp.	$(263,008)	$(260,005)

Other comprehensive loss
Foreign currency translation gain (loss)	26,297	230
Total comprehensive loss	(319,818)	(326,593)
Comprehensive Loss attributable to the non-controlling interest	(69,696)	(66,701)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(250,122)	$(259,892)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended August 31, 2022 and 2021

			Additional		Accumulated other	Non
	Common Stock		paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	Total
Balance, August 31, 2020	86,264,000	$86,264	$36,122	$(1,143,619)	$(1,094)	$(66,669)	$(1,088,996)

Net loss for the year	-	-	-	(260,005)	-	(66,818)	(326,823)
Foreign currency translation gain	-	-	-	-	113	117	230
Balance, August 31, 2021	86,264,000	$86,264	$36,122	$(1,403,624)	$(981)	$(133,370)	$(1,415,589)

Net loss for the year	-	-	-	(263,008)	-	(83,107)	(346,115)
Foreign currency translation gain	-	-	-	-	12,886	13,411	26,297
Balance, August 31, 2022	86,264,000	$86,264	$36,122	$(1,666,632)	$11,905	$(203,066)	$(1,735,407)

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

	Years ended
	August 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(346,115)	$(326,823)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	403,980	404,400
Changes in operating assets and liabilities:
Prepaid expenses	-	1,133
Deposit for purchase of inventory	(11,818)	6,663
Accounts payable and accrued liabilities	4,670	(16,438)
Net Cash Provided by Operating Activities	50,717	68,935

Cash Flows from Financing Activities:
Advances from related party	51,570	15,555
Repayment to related party	(98,697)	(83,718)
Net Cash Used in Financing Activities	(47,127)	(68,163)

Effects on changes in foreign exchange rate	(1,896)	(76)

Net change in cash	1,694	696
Cash, beginning of period	7,361	6,665
Cash, end of period	$9,055	$7,361

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

During the year ended August 31, 2022, the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market. The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

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

As of August 31, 2022, the Company had an accumulated deficit of $1,672,977, and net loss of $358,544 for the year ended August 31, 2022. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Foreign Currency Translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting aggerated amount of exchange differences are recorded as general and administrative expenses in the statement of operations.

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

Exchange Rates	August 31, 2022	August 31, 2021
Spot rate RM : USD exchange rate	0.2234	0.2406
Average period RM : USD exchange rate	0.2343	0.2389

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of August 31, 2022 and 2021, the Company had $9,055 and $7,361 in cash and cash equivalents, respectively.

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

Revenue recognition

The Company commenced its operation in mid-October 2019. At this initial stage revenue is earned from the trading of raw bird-nest only. During the year ended August 31, 2022, the Company began selling durian paste to its customers.

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

Thus at this initial stage we have not entered into any formal contract with our suppliers and purchasers, most of the suppliers and purchasers are known to our management or introduced to the management by closed business friends. The Company recognizes the revenue at a point in time when products are transferred to its customers which also typically corresponds with the issuance of invoices to those customers. The Company has a single performance obligation which is completed when goods are physically transferred to its customers.

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

Concentrations

Sale

During the year ended August 31, 2022, the Company had a concentration in demand for its products as two customers comprised 89.7% of the Company’s sales where for one customer was 46.5%, and a second customer was 43.1.

During the year ended August 31, 2021, the Company had a concentration in demand for its products as three customers comprised 66.2% of the Company’s sales where for one customer was 32.0%, a second customer was 21.9%, and a third customer was 12.3%.

During the year ended August 31, 2022, the Company had a concentration in its products portfolio as one product comprised 100% of bird’s nest.

During the year ended August 31, 2021, the Company had a concentration in its products portfolio as two products comprised 100% of which 32.0% was durian past and 68.0% was bird’s nest the Company’s sales.

Purchase

During the year ended August 31, 2022, the Company had a concentration in supply of its products as one supplier provided 86.7%.

During the year ended August 31, 2021, the Company had a concentration in supply of its products as one supplier provided 19.0% and second supplier provided 42% of the Company’s purchases totaling 61.0%

Income taxes

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Hong Kong is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company conducts businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive. As of August 31, 2022 and 2021, the Company has no dilutive securities.

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

NOTE 3 – DEPOSIT FOR PURCHASES OF INVENTORY

As of August 31, 2022 and 2021, the Company had $11,818 and $0, respectively for purchase deposit on bird nests.

NOTE 4 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director – Mr Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,737,963 and $1,409,229 as of August 31, 2022 and 2021 respectively. The additional amount of $328,734 incurred in the year ended August 31, 2022 consisted of operating expenses paid on behalf of the Company of $403,980 and advances from a related party of $51,570, and repayment to related party of $98,697. The difference of amount was a result of change of exchange rate.

During the years ended August 31, 2022 and 2021, we had purchased $48,449 and $33,983 worth of raw bird-nest from Swipypay Berhad (also an agent for bird-nest farmers), respectively.

Our Company does not own or lease any real property, and our registered office in Malaysia is provided by our Management Agent.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 1,000,000,000 shares of common stock at a par value $0.001.

During the years ended August 31, 2022 and 2021, there were no issuances of common stock.

As of August 31, 2022 and 2021, 86,264,000 shares of common stock were issued and outstanding, respectively.

NOTE 6 – INCOME TAXES

Fellazo Corp. was formed in 2014. Prior to the acquisition of FB in January 2019, the Company only had operations in the United States. In January 2019, the Company became the parent of FB, a Malaysia subsidiary, which files tax returns in Malaysia.

For the years ended August 31, 2022 and 2021, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Years ended
	August 31,
	2022	2021
Tax jurisdiction from:
- Local	$(183,160)	$(195,807)
- Foreign	(162,955)	(131,016)
Loss before income taxes	$(346,115)	$(326,823)

United States of America

Fellazo Corp operates in the United States and files tax returns in these jurisdictions.

The reconciliation of income tax rate to the effective income tax rate for the year ended August 31, 2022 and 2021 is as follows:

	Years ended
	August 31,
	2022	2021

Loss before income taxes from US operation	$(183,160)	$(195,807)
Statutory income tax rate	21.00%	21.00%
Income tax expense at statutory rate	(38,464)	(41,119)
Tax losses carryforward	38,464	41,119
Income tax expense	$-	$-

As of August 31, 2022, the operations in the United States recognized a deferred tax assets in the amount of $304,153 as a result of accumulated net operating losses. This asset is available to be carried forward to offset future income taxes payable. Management assessed the likelihood of realizing these deferred tax assets, and determined that at August 31, 2022, it was not able to reliably estimate future taxable profits, accordingly, Management has provided for a full valuation allowance against the deferred tax assets of $304,153.

Malaysia

The Company’s subsidiary FB operating in Malaysia is subject to the Malaysia Profits Tax at a standard income tax rate range of 24% on the assessable income arising in Malaysia during its tax year. The reconciliation of income tax rate to the effective income tax rate for the year ended August 31, 2022 and 2021 is as follows:

	Years ended
	August 31,
	2022	2021

Loss before income taxes from Malaysia operation	$(162,955)	$(131,016)
Statutory income tax rate	24.00%	24.00%
Income tax expense at statutory rate	(39,109)	(31,444)
Tax losses carryforward	39,109	31,444
Income tax expense	$-	$-

As of August 31, 2022, the operations in Malaysia recognized a deferred tax assets in the amount of $106,910 as a result of accumulated net operating losses. This asset is available to be carried forward to offset future income taxes payable. Management assessed the likelihood of realizing these deferred tax assets, and determined that at August 31, 2022, it was not able to reliably estimate future taxable profits, accordingly, Management has provided for a full valuation allowance against the deferred tax assets of $106,910.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of August 31, 2022 and 2021:

	August 31,	August 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards
United States	$304,153	$265,689
Malaysia	106,910	67,801
Total	411,063	333,490
Less: valuation allowance	(411,063)	(333,490)
Net deferred tax asset	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $411,063 as of August 31, 2022. In the period, the valuation allowance increased by $77,573.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (i) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (ii) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  Management has assessed any material events that may have occurred subsequent August 31, 2022 through the date of this report December 13, 2022, and has determined that there are no material subsequent events that require disclosure.

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

In the course of management’s assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2022. We have identified the following material weaknesses in internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2022 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The name, age and titles of our executive officer and director are as follows:

Name of Executive Officer and/or Director	Age	Position

HUANG Minxi	61	Director
		(Appointed as Director on September 9, 2016)

YAP Kit Chuan	46	President, CEO, CFO, Treasurer, Secretary and Director
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

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until a director resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors hold office until removed by the Board or until their resignation appoints our officer.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Yap Kit Chuan	2022	92,902	-	-	-	-	-	-	92,902
President, CEO, CFO, Treasurer, Secretary and Director	2021	92,902	-	-	-	-	-	-	92,902

Huang Minxi	2022	-	-	-	-	-	-	-	-
Director	2021	-	-	-	-	-	-	-	-

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

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 13, 2022, there were 86,264,000 shares of our Common Stock issued and outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as described below, during the year ended August 31, 2022, we did not enter into any transactions with our Executive Officer or Directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the value of 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, for the fiscal years indicated.

Accounting Fees & Services	For Year Ended August 31, 2022	For Year Ended August 31, 2021
Audit fees	$11,400	$10,900
Audit related fees	-	-
Tax fee	-	-
All other fess – acquisition advice	-	-
Total	$11,400	$10,900

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

FELLAZO CORP.

/s/ Yap Kit Chuan
Date: December 13, 2022	YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yap Kit Chuan
Date: December 13, 2022	YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: December 13, 2022	/s/ Huang Minxi
HUANG MINXI
Director

