Form 10-Q
period 2022-11-30
Fellazo Corp
filed 2023-01-19
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

Fellazo Corp has 86,264,000 common shares issued and outstanding as of January 18, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	November 30,	August 31,
	2022	2022

ASSETS
Current Assets
Cash	$4,464	$9,055
Inventory	8,485	-
Deposit for purchases of inventory	11,897	11,818
Total Current Assets	24,846	20,873
Investment	-	-
TOTAL ASSETS	$24,846	$20,873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$18,285	$18,317
Due to related party	1,828,061	1,737,963
Total Current Liabilities	1,846,346	1,756,280
TOTAL LIABILITIES	1,846,346	1,756,280

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,731,980)	(1,666,632)
Accumulated other comprehensive loss	11,432	11,905
Total Fellazo Corp. Stockholders' Deficit	(1,598,162)	(1,532,341)
Non-controlling interest	(223,338)	(203,066)
Total Stockholders' Deficit	(1,821,500)	(1,735,407)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,846	$20,873

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended
	November 30,
	2022	2021
Revenues	$10,249	$3,357
Revenues from related parties	-	8,669
Revenues total	10,249	12,026

Cost of Goods Sold	3,795	5,036
Cost of Goods Sold from related party	1,946	2,638
Cost of Goods Sold total	5,741	7,674

Gross profit	4,508	4,352

Operating Expenses
General and administrative expenses	$89,636	$92,297
Total operating expenses	89,636	92,297

Loss from operations	(85,128)	(87,945)

Loss before taxes	(85,128)	(87,945)
Provision for income tax	-	-
Net loss	(85,128)	(87,945)
Net loss attributable to the non-controlling interest	(19,780)	(22,159)
Net Loss Attributable to The Shareholders of Fellazo Corp.	$(65,348)	$(65,786)

Other comprehensive loss
Foreign currency translation gain (loss)	(965)	5,816
Total comprehensive loss	(86,093)	(82,129)
Comprehensive Loss attributable to the non-controlling interest	(20,272)	(19,193)
Comprehensive Loss Attributable to The Shareholders of Fellazo Corp.	$(65,821)	$(62,936)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000

The accompanying notes are an integral part of these consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three months ended November 30, 2022

			Additional		Accumulated other	Non
	Common Stock		paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	Total
Balance, August 31, 2022	86,264,000	$86,264	$36,122	$(1,666,632)	$11,905	$(203,066)	$(1,735,407)
Net loss	-	-	-	(65,348)	-	(19,780)	(85,128)
Foreign currency translation loss	-	-	-	-	(473)	(492)	(965)
Balance, November 30, 2022	86,264,000	$86,264	$36,122	$(1,731,980)	$11,432	$(223,338)	$(1,821,500)

 For the three months ended November 30, 2021

			Additional		Accumulated other	Non
	Common Stock		paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	Total
Balance, August 31, 2021	86,264,000	$86,264	$36,122	$(1,403,624)	$(981)	$(133,370)	$(1,415,589)
Net loss for the year	-	-	-	(65,786)	-	(22,159)	(87,945)
Foreign currency translation loss	-	-	-	-	2,850	2,966	5,816
Balance, November 30, 2021	86,264,000	$86,264	$36,122	$(1,469,410)	$1,869	$(152,563)	$(1,497,718)

The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	November 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(85,128)	$(87,945)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	89,714	89,941
Changes in operating assets and liabilities:
Prepaid	(4)	-
Inventory	(8,242)	-
Other current asset	(78)	-
Accounts payable and accrued liabilities	(40)	2,264
Net Cash Provided by (Used in) Operating Activities	(3,778)	4,260

Cash Flows from Financing Activities:
Advances from related party	-	40,732
Repayment to related party	(682)	(46,471)
Net Cash Used in Financing Activities	(682)	(5,739)

Effects on changes in foreign exchange rate	(131)	(29)

Net change in cash	(4,591)	(1,508)
Cash, beginning of period	9,055	7,361
Cash, end of period	$4,464	$5,853

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

  The accompanying notes are an integral part of these consolidated financial statements

FELLAZO CORP.

Notes to the Consolidated Financial Statements

November 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

As of November 30, 2022, the Company had continued its transformation process into an IT based company specialized in Mobile Application Developments with worldwide clientele and a portfolio investment company in primary industries such as healthcare, energy, development and capital market. The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include but not limited to sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of November 30, 2022, the Company had an accumulated deficit of $1,731,980, and net loss of $85,128 for the three months ended November 30, 2022. Losses have principally occurred as a result of the substantial resources required for general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year end August 31, 2022.

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

Inventory

Inventory consists of products, such as bird nest. All inventory is valued at the lower of cost or net realizable value. Cost is determined using a first -in first out method.

Revenue recognition

The Company commenced its operation in mid-October 2019. At this initial stage revenue is earned from the trading of raw bird-nest only. During the year ended November 30, 2022, the Company began selling durian paste to its customers.

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

Cost of Goods Sold – Trading of Raw Bird-Nest

At the current stage of business operations which the management considered as exposure, gaining of knowledge and experience of the overall bird-nest and durian paste business, our Cost of goods sold only include the actual cost of the raw bird-nest and durian paste purchased from suppliers.

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

Exchange Rates	November 30, 2022	August 31, 2022
Spot rate RM : USD exchange rate	0.2233	0.2234
Average period RM : USD exchange rate	0.2169	0.2343

Concentrations

During the three months ended November 30, 2022 and 2021, the Company had a concentration in demand for its products as one customer comprised 100% of the Company’s sales and two customers comprised 88% of the Company’s sales where for one customer was 64% and a second customer was 24%.

During the three months ended November 30, 2022, the Company had a concentration in its products portfolio as one product comprised 100% of bird’s nest.

During the three months ended November 30, 2022, the Company had a concentration in supply of its products as one supplier provided 13.9% and second supplier provided 76.2% of the Company’s purchases totaling 90.1%.

NOTE 3 – DEPOSIT FOR PURCHASES OF INVENTORY

As of November 30, 2022 and August 31, 2022, the Company had $11,897 and $11,818, respectively for purchase deposit on bird nests.

NOTE 4 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our director–Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,828,061 and $1,737,963 as of November 30, 2022 and August 31, 2022 respectively. The additional amount of $90,098 incurred in the three months ended November 30, 2022, consisted of operating expenses paid on behalf of the Company of $89,714 and repayment of $682. The difference of amount was a result of change of exchange rate.

During the three months ended November 30, 2022 and 2021, we had purchased $1,946 and $2,638 worth of raw bird-nest from Swipypay Berhad (also an agent for bird-nest farmers), respectively.

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

In mid of October 2019, the Company’s 49% subsidiary Fellazo Berhad (FB) started purchases of raw bird-nests directly from bird-nest farmers or their agents and re-sold them to bird-nest processors; wherever possible these raw bird-nests are delivered directly from the farmer to the processor, so that we would not have to maintain a facility to store these raw bird-nests at an early stage of our business development.

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

On July 15, 2021, Yap Kit Chuan, agreed to increase the proposed transfers up to a total of 35,000,000 shares, representing up to forty-one percent (41%) of the issued and outstanding shares of the Company’s Common Stock.  The transfer will occur from time to time and will now be completed on or before November 30, 2022. The transfers will be undertaken pursuant to Regulation S of the Securities Act of 1933, and the shares transferred will continue to carry a restrictive legend.

As of November 30,2022, the total of 38,335,873 shares have been transferred to 249 new and 9 existing shareholders, and the number of shares belonged to Yap Kit Chuan was 47,928,127 shares.

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

Comparison of the three months ended November 30, 2022 and 2021

	Three months ended
	November 30,
	2022	2021	Change	%
Revenue	$10,249	$12,026	$(1,777)	(15%)
Cost of Goods Sold	5,741	7,674	(1,933)	(25%)
General and administrative expenses	89,636	92,297	(2,661)	(3%)
Net loss	$85,128	$87,945	$(2,817)	(3%)

For the three months ended November 30, 2022, we had revenue of $10,249 and cost of goods sold of $5,741, as compared to $12,026 and $7,674 for the same period in 2021. The Company started with trading of raw bird-nest since fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $89,636 for the three months ended November 30, 2022, as compared to $92,297 for the same period in 2021. General and administrative expense mainly consisted of management fee and payroll expense.

Our net loss decreased by $2,817 mainly due to a decrease in general administrative expenses.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2022	2022	Change	%
Current assets	$24,846	$20,873	$3,973	19%
Current liabilities	$1,846,346	$1,756,280	$90,066	5%
Working capital deficiency	$(1,821,500)	$(1,735,407)	$(86,093)	5%

The Company’s current assets consists of cash of $4,464, inventory of $8,485 and deposit for purchases of inventory $11,897 at November 30, 2022, as compared to cash of $9,055 and deposit for purchases of inventory of $11,818 at August 31, 2022.

As at November 30, 2022, current liabilities consisted of accounts payable and accrued liabilities of $18,285 and due to a related party of $1,828,061, as compared to August 31, 2022, current liabilities consisted of accounts payable and accrued liabilities of $18,317 and due to a related party of $1,737,963. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Three months ended
	November 30,
	2022	2021	Change	%
Cash provided by (used in) operating activities	$(3,778)	$4,260	$(8,038)	(189%)
Cash used in financing activities	(682)	(5,739)	5,057	(88%)
Effects on changes in foreign exchange rate	(131)	(29)	(102)	352%
Net change in cash	$(4,591)	$(1,508)	$(3,083)	204%

Cash Flow from Operating Activities

Cash flows used by operations was $3,778 during the three months ended November 30, 2022, compared with cash provided of $4,260 during the same period in 2021. The decrease in cash provided by operating activities is mainly due to an increase in inventory.

Cash Flow from Financing Activities

During the three months ended November 30, 2022, the Company repaid $682 to a related party. During the three months ended November 30, 2021, the Company received $40,732 from a related party and repaid $46,471 to a related party.

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

For a complete description of our critical accounting policies and estimates, refer to our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2022.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	11/27/2015
3.3	Bylaws	S-1	3.2	11/27/2015
3.4	Certificate of Amendment to Articles of Incorporation, effective as of September 19, 2017	8-K	3.1	09/22/2017
10.1	Stock purchase agreement	10-Q	10.1	04/23/2019
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

* Filed herewith
+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELLAZO CORP.
(Registrant)

Dated: January 19, 2022	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

