Form 10-Q
period 2023-02-28
Fellazo Corp
filed 2023-04-19
CIK 1659207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

Fellazo Corp has 86,264,000 Common shares issued and outstanding as of April 14, 2023.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

FELLAZO CORP.

Consolidated Balance Sheets

(Unaudited)

	February 28,	August 31,
	2023	2022

ASSETS
Current Assets
Cash	$4,347	$9,055
Inventory	8,468	-
Deposit for purchases of inventory	-	11,818
Total Current Assets	12,815	20,873
TOTAL ASSETS	$12,815	$20,873

LIABILITIES AND DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$31,823	$18,317
Due to related party	1,893,044	1,737,963
Total Current Liabilities	1,924,867	1,756,280
TOTAL LIABILITIES	1,924,867	1,756,280
Commitments and contingencies	-	-
Stockholders’ Deficit
Common stock, $0.001 par value, 1,000,000,000 shares authorized;
86,264,000 shares issued and outstanding	86,264	86,264
Additional paid-in capital	36,122	36,122
Accumulated deficit	(1,803,798)	(1,666,632)
Accumulated other comprehensive income	12,404	11,905
Total Fellazo Corp. Stockholders’ Deficit	(1,669,008)	(1,532,341)
Non-controlling interest	(243,044)	(203,066)
Total Deficit	(1,912,052)	(1,735,407)
TOTAL LIABILITIES AND DEFICIT	$12,815	$20,873

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	February 28,		February 28,
	2023	2022	2023	2022
Revenues	$21,562	$12,225	$31,811	$15,582
Revenues from related parties	-	-	-	8,669
Revenues total	21,562	12,225	31,811	24,251

Cost of Goods Sold	16,618	493	20,413	5,529
Cost of Goods Sold from related party	-	6,663	1,946	9,301
Cost of Goods Sold total	16,618	7,156	22,359	14,830

Gross profit	4,944	5,069	9,452	9,421

Operating Expenses
General and administrative expenses	$97,480	$92,032	$187,116	$184,329
Total operating expenses	97,480	92,032	187,116	184,329

Loss from operations	(92,536)	(86,963)	(177,664)	(174,908)

Loss before taxes	(92,536)	(86,963)	(177,664)	(174,908)
Provision for income tax	-	-	-	-
Net loss	(92,536)	(86,963)	(177,664)	(174,908)
Net loss attributable to the non-controlling interest	(20,718)	(21,609)	(40,498)	(43,768)
Net Loss Attributable to The Stockholders of Fellazo Corp.	$(71,818)	$(65,354)	$(137,166)	$(131,140)

Other comprehensive loss
Foreign currency translation gain (loss)	1,984	(2,754)	1,019	3,062
Total comprehensive loss	(90,552)	(89,717)	(176,645)	(171,846)
Comprehensive Loss attributable to the non-controlling interest	(19,706)	(23,013)	(39,978)	(42,206)
Comprehensive Loss Attributable to The Stockholders of Fellazo Corp.	$(70,846)	$(66,704)	$(136,667)	$(129,640)

Basic and dilutive net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	86,264,000	86,264,000	86,264,000	86,264,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

For the three and six months ended February 28, 2023

			Additional		Accumulated other	Non
	Common Stock		paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	Income (loss)	Interest	Total
Balance, August 31, 2022	86,264,000	$86,264	$36,122	$(1,666,632)	$11,905	$(203,066)	$(1,735,407)
Net loss	-	-	-	(65,348)	-	(19,780)	(85,128)
Foreign currency translation loss	-	-	-	-	(473)	(492)	(965)
Balance, November 30, 2022	86,264,000	$86,264	$36,122	$(1,731,980)	$11,432	$(223,338)	$(1,821,500)
Net loss	-	-	-	(71,818)	-	(20,718)	(92,536)
Foreign currency translation gain	-	-	-	-	972	1,012	1,984
Balance, February 28, 2023	86,264,000	$86,264	$36,122	$(1,803,798)	12,404	$(243,044)	$(1,912,052)

For the three and six months ended February 28, 2022

			Additional		Accumulated other	Non
	Common Stock		paid in	Accumulated	comprehensive	controlling
	Shares	Amount	Capital	Deficit	loss	Interest	Total
Balance, August 31, 2021	86,264,000	$86,264	$36,122	$(1,403,624)	$(981)	$(133,370)	$(1,415,589)
Net loss	-	-	-	(65,786)	-	(22,159)	(87,945)
Foreign currency translation gain	-	-	-	-	2,850	2,966	5,816
Balance, November 30, 2021	86,264,000	$86,264	$36,122	$(1,469,410)	$1,869	$(152,563)	$(1,497,718)
Net loss	-	-	-	(65,354)	-	(21,609)	(86,963)
Foreign currency translation loss	-	-	-	-	(1,350)	(1,404)	(2,754)
Balance, February 28, 2022	86,264,000	$86,264	$36,122	$(1,534,764)	$519	$(175,576)	$(1,587,435)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 28,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(177,664)	$(174,908)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	173,426	184,554
Changes in operating assets and liabilities:
Accounts receivable	-	(572)
Prepaid	12,114	(1,133)
Inventory	(8,702)	-
Accounts payable and accrued liabilities	13,517	7,366
Net Cash Provided by Operating Activities	12,691	15,307

Cash Flows from Financing Activities:
Advances from related party	-	51,335
Repayment to related party	(17,706)	(69,314)
Net Cash Used in Financing Activities	(17,706)	(17,979)

Effects on changes in foreign exchange rate	307	(11)

Net change in cash	(4,708)	(2,683)
Cash, beginning of period	9,055	7,361
Cash, end of period	$4,347	$4,678

Supplemental cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FELLAZO CORP.

Notes to the Consolidated Financial Statements

As of and for the six months ended February 28, 2023

(Unaudited)

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Fellazo Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on May 28, 2014.

The Company had commenced to be engaged in the industry of “Healthcare and Personal Wellness” products and related products. Activities include, but are not limited to, sourcing raw materials or partly or fully finished products, manufacturing, wholesale and trading of these products.

Going Concern Uncertainties

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of February 28, 2023, the Company had an accumulated deficit of $1,803,798, and net loss of $177,664 for the six months ended February 28, 2023. Losses have principally occurred as a result of the substantial resources required for the general and administrative expenses associated with our operations. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders or external financing. Management believes the existing stockholders will provide the additional cash to meet the Company’s obligations as they become due. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended August 31, 2022.

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company and its 49% owned subsidiary Fellazo Berhad (“FB”), an entity under common control. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Inventory

Inventory consists of products, such as bird-nests. All inventory is valued at the lower of cost or net realizable value. Cost is determined using a first-in first-out method.

Revenue recognition

The Company commenced its operation in mid-October 2019. At this initial stage, revenue is earned from the trading of raw bird-nests and durian paste to its customers.

The Company’s revenue recognition procedures consist of the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations pursuant to each of its sales transactions:

•	Identify the contract with a customer;
•	Identify the performance obligations in the contract;
•	Determine the transaction price;
•	Allocate the transaction price to performance obligations in the contract; and
•	Recognize revenue as the performance obligation is satisfied.

The Company believes it is still in the initial stage of its operations, which started with the trading of raw bird-nests and with the recent addition of the product durian paste. Management is using this initial stage as exposure to the bird-nest business in order to learn and gain experience with our suppliers whom are bird-nest farmers or their agents, determination of quality of the raw materials, the process of raw bird-nest cleaning, the different classes of the raw materials and market for these clean bird-nest, and handling of durian paste as a food product.

Thus, at this initial stage we have not entered into any formal contract with our suppliers and purchasers, most of the suppliers and purchasers are known to our management or have been introduced to management by close business friends. The Company recognizes the revenue at a point in time when products are transferred to its customers, which also typically corresponds with the issuance of invoices to those customers. The Company has a single performance obligation which is completed when goods are physically transferred to its customers.

Cost of Goods Sold – Trading of Raw Bird-Nest

At the current stage of business operations, which management considers as exposure, gaining of knowledge and experience of the overall bird-nest and durian paste business, our Cost of goods sold only includes the actual cost of the raw bird-nests and durian paste purchased from suppliers.

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

Exchange Rates	February 28, 2023	August 31, 2022
Spot rate RM : USD exchange rate	0.2228	0.2234
Average period RM : USD exchange rate	0.2290	0.2343

Concentrations

During the six months ended February 28, 2023, and 2022, the Company had a concentration in demand for its products, as two customers comprised 100% of the Company’s sales in 2023; one costumer was 33% and the second customer 67%. Two customers comprised 96% of the Company’s sales in 2022: with one customer comprising 64% and a second customer 32%.

During the six months ended February 28, 2023, and 2022, the Company had a concentration in its products portfolio as one product comprised 100% of bird-nests.

During the six months ended February 28, 2023, and 2022, the Company had a concentration in supply of its products as one supplier provided 89% of the Company’s purchases in 2023, and 95% of Company’s purchases in 2022 were from two suppliers: one supplier was approximately 63% of purchases and the second supplier was approximately 32%.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

NOTE 3 – DEPOSIT FOR PURCHASES OF INVENTORY

As of February 28, 2023, and August 31, 2022, the Company had $0 and $11,818, respectively for purchase deposit on bird-nests.

NOTE 4 – RELATED PARTY TRANSACTIONS

Our Management Agent, Swipypay Berhad (a company established in Malaysia) is 80% owned by our Director,Mr. Yap Kit Chuan. Total outstanding amount due to our Management Agent was $1,893,044 and $1,737,963 as of February 28, 2023, and August 31, 2022, respectively. The additional amount of $155,081 incurred in the six months ended February 28, 2023, consisted of operating expenses paid on behalf of the Company of $173,426 and repayment of $17,706. The difference was a result of a change of exchange rate.

During the six months ended February 28, 2023, and 2022, we purchased $1,946 and $9,301 worth of raw bird-nests from Swipypay Berhad (also an agent for bird-nest farmers), respectively.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” or “the Company” mean Fellazo Corp., and Fellazo Berhad, a Malaysian company, of which we own forty-nine percent (49%), unless otherwise indicated.

Overview of Corporate History

Fellazo Corp. was incorporated in the State of Nevada on May 28, 2014. The Company’s fiscal year end is August 31.

Overview of Current Business

The Company’s core business is “Healthcare and Personal Wellness” products - primarily bird-nest based, which includes manufacturing and retail (retail chain and online). With our expertise in online applications platforms, we will be developing an online network platform to market and sell our products, and will also create a system to source and purchase raw materials we require.

In mid of October 2019, the Company’s 49% subsidiary Fellazo Berhad (“FB”) started purchases of raw bird-nests directly from bird-nest farmers or their agents and re-sold them to bird-nest processors; wherever possible these raw bird-nests are delivered directly from the farmer to the processor, so that we would not have to maintain a facility to store these raw bird-nests at an early stage of our business development.

FB’s show factory had since moved to a new location after our Head-Office moved to Putrajaya, the Malaysian Government’s Federal Administrative Center. The new show factory is located within half an hour from our office and continues to be managed by our Management Agent, Swipypay Berhad.

Due to the continuous effects of the Covid-19 pandemic and the economic uncertainty, our operations are on bare minimum and any plan for expansion had been put on hold until the overall economic climate improves.

On April 1, 2021, Yap Kit Chuan, President, Director and owner of ninety-six percent (96%) of the issued and outstanding shares of Common Stock of the Company, agreed to transfer, to a number of business associates, up to approximately twenty-six million (26,000,000) shares of the Company’s Common Stock, representing thirty percent (30%) of the total issued and outstanding shares of Common Stock of the Company.

On July 15, 2021, Yap Kit Chuan, agreed to increase the proposed transfers up to thirty-five million (35,000,000) shares, representing up to forty-one percent (41%) of the issued and outstanding shares of the Company’s Common Stock. The transfer occurred and was completed on August 6, 2021. The transfers were undertaken pursuant to Regulation S of the Securities Act of 1933, and the shares transferred will continue to carry a restrictive legend.

As of February 28, 2023, a total of thirty-eight million three hundred thirty-five thousand eight hundred seventy-three (38,335,873) shares have been transferred to 249 new and 9 existing Shareholders; Yap Kit Chuan still owns forty-seven million nine hundred twenty-eight thousand one hundred twenty-seven (47,928,127) shares.

Our office is located at T2-L8-3, Level 8, IOI City Tower Two, Lebuh IRC, IOI Resort City, 62502 Putrajaya, Malaysia. Our corporate website is http://fellazo.com.

We have never declared bankruptcy, been in receivership or involved in any kind of legal proceeding.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements included elsewhere in this quarterly report.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison of the three months ended February 28, 2023, and 2022

	Three months ended
	February 28,
	2023	2022	Change	%
Revenue	$21,562	$12,225	$9,337	76%
Cost of Goods Sold	16,618	7,156	9,462	132%
General and administrative expenses	97,480	92,032	5,448	6%
Net loss	$92,536	$86,963	$5,573	6%

For the three months ended February 28, 2023, we had revenue of $21,562 and cost of goods sold of $16,618, as compared to $12,225 and $7,156 for the same period in 2022. The Company started with trading of raw bird-nests in fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $97,480 for the three months ended February 28, 2023, as compared to $92,032 for the same period in 2022. General and administrative expenses mainly consisted of management fees and payroll expenses.

Our net loss increased by $5,573 due to an increase in general administrative expenses.

Comparison of the six months ended February 28, 2023, and 2022

	Six months ended
	February 28,
	2023	2022	Change	%
Revenue	$31,811	$24,251	$7,560	31%
Cost of Goods Sold	22,359	14,830	7,529	51%
General and administrative expenses	187,116	184,329	2,787	2%
Net loss	$177,664	$174,908	$2,756	2%

For the six months ended February 28, 2023, we had revenue of $31,811 and cost of goods sold of $22,359, as compared to $24,251 and $14,830 for the same period in 2022. The Company started with trading of raw bird-nests in fiscal year 2020 and it is an initial stage of our operations.

Our general and administrative expenses were $187,116 for the six months ended February 28, 2023, as compared to $184,329 for the same period in 2022. General and administrative expenses mainly consisted of management fees and payroll expenses.

Our net loss increased by $2,756 due to an increase in general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	February 28,	August 31,
	2023	2022	Change	%
Current assets	$12,815	$20,873	$(8,058)	(39%)
Current liabilities	$1,924,867	$1,756,280	$168,587	10%
Working capital deficiency	$(1,912,052)	$(1,735,407)	$(176,645)	10%

The Company’s current assets consist of cash of $4,347, and inventory of $8,468 at February 28, 2023, as compared to cash of $9,055 and deposit for purchases of inventory of $11,818 at August 31, 2022.

As at February 28, 2023, current liabilities consisted of accounts payable and accrued liabilities of $31,823 and due to a related party of $1,893,044, as compared to August 31, 2022, when liabilities consisted of accounts payable and accrued liabilities of $18,317 and due to a related party of $1,737,963. The increase in current liabilities is primarily due to the operating expenses paid by the related party.

Cash Flows

	Six months ended
	February 28,
	2023	2022	Change
Cash provided by operating activities	$12,691	$15,307	$(2,616)
Cash used in financing activities	(17,706)	(17,979)	273
Effects on changes in foreign exchange rate	307	(11)	318
Net change in cash	$(4,708)	$(2,683)	$(2,025)

Cash Flow from Operating Activities

Cash flows provided by operations was $12,691 during the six months ended February 28, 2023, compared with cash provided of $15,307 during the same period in 2022. The decrease in cash provided by operating activities is mainly due to a decrease in expenses paid by related party.

Cash Flow from Financing Activities

During the six months ended February 28, 2023, the Company repaid $17,706 to a related party. During the six months ended February 28, 2022, the Company received $51,335 from a related party and repaid $69,314 to a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

(1) Lack of a functioning audit committee and lack of a majority of outside Directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) Inadequate segregation of duties consistent with control objectives;

(3) Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and

(4) Ineffective controls over period-end financial disclosure and reporting processes.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise, lack of an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon third parties to provide us with accounting consulting services for the foreseeable future which we believe mitigates the impact of the material weaknesses discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, establish an audit committee and implement internal controls and procedures, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

		Incorporated by Reference
Exhibit No.	Title	Form	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	11/27/2015
3.2	Bylaws	S-1	3.2	11/27/2015
3.4	Certificate of Amendment to Articles of Incorporation, effective as of September 19, 2017	8-K	3.1	09/22/2017
10.1	Stock purchase agreement	10-Q	10.1	04/23/2019
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

___________

* Filed herewith
+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FELLAZO CORP.
(Registrant)

Dated: April 19, 2023	/s/ YAP KIT CHUAN
YAP KIT CHUAN
President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

